Form 10-Q
period 1994-12-31
CHEYENNE SOFTWARE INC
filed 1995-02-14
CIK 738830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                           ___________________________

     (MARK ONE)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED DEC. 31, 1994

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM __________ TO __________

                    COMMISSION FILE NUMBER  1-9189



                             CHEYENNE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                              13-3175893
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)


                               3 EXPRESSWAY PLAZA
                        ROSLYN HEIGHTS, NEW YORK,  11577
              (Registrant's principal address, including zip code)

                                 (516) 484-5110
              (Registrant's telephone number, including area code)


                                55 BRYANT AVENUE
                            ROSLYN, NEW YORK,  11576
                                (Former Address)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X        NO
                             -----         -----

Number of Shares of Registrant's Common Stock outstanding as of January 20, 1995 was 38,975,174.

                                      INDEX

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
- - - - ------------------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets--
            Dec. 31, 1994 and June 30, 1994. . . . . . . . . . . . . . . . 3

          Consolidated Statements of Earnings--
            Three and Six Months ended  Dec. 31, 1994 and 1993. . . .  . . 4

          Consolidated Statements of Cash Flows--
            Six Months Ended Dec. 31, 1994 and 1993. . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . 7



PART II.  OTHER INFORMATION

Item 1-6 Other Information . . . . . . . . . . . . . . . . . . . . . . . .13

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

PART I--FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                                    Dec. 31      June 30
                    ASSETS                          1994         1994
                                                    ----         ----
                                                  (unaudited)
                                                      (In Thousands)
Current assets:
     Cash and cash equivalents                    $ 15,725      $ 11,629
     Short term investments                         19,190        12,451
     Accounts receivable, less allowance for
       doubtful accounts of $1,138,000 and
       $611,000, respectively                       27,293        23,881
     Prepaid expenses and other current assets       5,395         3,983
                                                  --------      --------

               Total current assets                 67,603        51,944

Long term investments                               45,577        45,351
Investment in Gates/FA                                  --         9,019
Investment in Arrow Electronics, Inc.               23,462            --
Fixed assets, net                                   11,061         8,567
Other assets                                         1,853         1,156
                                                  --------      --------

               Total assets                       $149,556      $116,037
                                                  --------      --------
                                                  --------      --------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                3,573         3,679
     Accrued expenses                                7,955         3,634
     Income taxes payable                            1,424         2,604
                                                  --------      --------
               Total current liabilities            12,952         9,917

Deferred income taxes                               10,685         1,030
                                                  --------      --------

               Total liabilities                    23,637        10,947
                                                  --------      --------

Minority interest in subsidiary                         19            19

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000
     shares authorized; none issued                     --            --
     Common stock, par value $.01 per share;
       75,000,000 shares authorized; 38,972,955
       and 38,785,915 shares issued and
       outstanding                                     390           388
     Additional paid-in capital                     50,595        50,085
     Net unrealized losses on investments           (1,316)           --
     Retained earnings                              76,093        54,542
     Foreign currency translation adjustment           138            56
                                                  --------      --------

               Total shareholders' equity          125,900       105,071
                                                  --------      --------

               Total liabilities and
                 shareholders' equity             $149,556      $116,037
                                                  --------      --------
                                                  --------      --------


See accompanying notes to financial statements.

                             CHEYENNE SOFTWARE, INC.
                       Consolidated Statements of Earnings
             Three and Six Months Ended December 31, 1994 and 1993**
                                   (Unaudited)

                                                              Three Months Ended        Six Months Ended
                                                                    Dec. 31                 Dec. 31
                                                                    -------                 -------
                                                               1994         1993         1994         1993
                                                               ----         ----         ----         ----
                                                               (In thousands, except per share data)

Revenues                                                      $29,611      $24,196      $51,263      $44,239

Cost of Sales                                                   2,895        2,330        5,032        4,033
                                                                -----        -----        -----        -----

Gross Profit                                                   26,716       21,866       46,231       40,206
                                                               ------       ------       ------       ------
Operating Expenses:
       Research and development and technical support           5,059        2,632        9,497        4,710
       Selling and marketing                                    9,253        4,533       17,488        8,810
       General and administrative                               2,272        2,220        4,052        4,256
       Charge for purchased research and development              547            0          547            0
                                                               ------        -----       ------       ------

               Total operating expenses                        17,131        9,385       31,584       17,776
                                                               ------        -----       ------       ------

Operating income                                                9,585       12,481       14,647       22,430

Interest income                                                   813          392        1,480          726
                                                               ------       ------       ------       ------

Operating and interest income                                  10,398       12,873       16,127       23,156

Equity in earnings of Gates/FA                                      0          240           85          623
                                                               ------       ------       ------       ------

Income before gains and income taxes                           10,398       13,113       16,212       23,779

Other gains (losses)                                             (379)          90       20,853           90
                                                               ------       ------       ------       ------
Income before income taxes                                     10,019       13,203       37,065       23,869

Provision for income taxes                                      3,406        4,502       15,514        8,107
                                                               ------       ------       ------       ------

Net income                                                     $6,613       $8,701      $21,551      $15,762
                                                               ------       ------      -------      -------
                                                               ------       ------      -------      -------

Per share data*

               Net income                                       $0.17        $0.22        $0.54        $0.40
                                                                -----        -----        -----        -----
                                                                -----        -----        -----        -----

Weighted average number of common shares and equivalents
  outstanding                                                  39,879       39,961       39,783       39,902
                                                               ------       ------       ------       ------
                                                               ------       ------       ------       ------

*All per share data have been restated for all periods presented to reflect the payment on March 29, 1994 of a three-for-two stock split.

**Due to the Bit Software, Inc. acquisition on May 19, 1994 accounted for as a pooling of interests, all periods presented include Bit's results.


                             CHEYENNE SOFTWARE, INC.

                      Consolidated Statements of Cash Flows
                     Six Months Ended Dec. 31, 1994 and 1993
                                   (Unaudited)


                                                                                             1994        1993
                                                                                            -------     -------
                                                                                               (In Thousands)
Operating activities:
  Net Income                                                                                $21,551     $15,762
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Tax benefit from exercise of stock options                                                  300         200
    Equity in earnings of Gates/FA                                                              (85)       (623)
    Depreciation and amortization                                                             1,512         864
    Gain on exchange of Gates/FA common stock for Arrow Electronics common stock            (21,232)         --
    Loss on sale of Arrow Electronics common stock                                              379          --
    Charge for purchased research and development                                               547          --

    Changes in operating assets and liabilities, excluding effects from acquisition:
      Accounts receivable                                                                    (3,164)     (6,945)
      Prepaid expenses and other current assets                                              (1,365)     (3,718)
      Other assets                                                                             (410)         41
      Accounts payable, accrued expenses and income taxes payable                             2,668       7,902
      Deferred income taxes                                                                   9,181         146
                                                                                              -----         ---
        Net cash provided by operating activities                                             9,882      13,629
                                                                                              -----      ------
Investing activities:
  Purchases of fixed assets                                                                  (3,403)     (2,620)
  Purchases of short term investments                                                        (5,643)     (1,614)
  Purchases of long term investments                                                         (6,255)    (12,647)
  Proceeds from redemptions and maturities of short term investments                          2,853       3,315
  Proceeds from redemptions and maturities of long term investments                           1,984       1,490
  Net proceeds from sale of Arrow Electronics common stock                                    5,059          --
  Payment for acquisition of NETstor                                                         (1,150)         --
                                                                                             ------      ------
      Net cash used in investing activities                                                  (6,555)    (12,076)
                                                                                             ------     -------

Financing activities:
  Net proceeds from exercise of stock options                                                   687         101
                                                                                                ---         ---
        Net cash provided by financing activities                                               687         101
                                                                                                ---         ---

Effect of exchange rate changes on cash                                                          82          (7)
                                                                                              -----       -----
      Increase in cash and cash equivalents                                                   4,096       1,647

Cash and cash equivalents at beginning of period                                             11,629      12,895
                                                                                             ------      ------
                                                                                             ------      ------

Cash and cash equivalents at end of period                                                  $15,725     $14,542
                                                                                             ------      ------
                                                                                             ------      ------


See accompanying notes to consolidated financial statements.

                             CHEYENNE SOFTWARE, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1994


(1)  BUSINESS AND BASIS OF PRESENTATION


     BUSINESS

     Cheyenne Software, Inc. (Cheyenne) is engaged in the development and sale of software products for use in microcomputers and computer systems in network applications.


     BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended Dec. 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.


(2)  STOCK SPLIT

     On February 10, 1994, the Company's Board of Directors declared a three-for-two stock split, payable in the form of a 50% stock dividend (Stock Split) which was distributed on March 29, 1994 to holders of record on March 1, 1994. All references to number of shares, except shares authorized, and per share data for the three and six months ended Dec. 31, 1993 have been restated to reflect this stock split.

(3)  RECLASSIFICATION

     Certain prior year information has been reclassified to conform with the fiscal 1995 presentation format.

(4)  INVESTMENT IN GATES/FA

     On August 29, 1994, Cheyenne sold its remaining 1,348,290 shares of Gates/FA common stock in exchange for 798,996 common shares of Arrow Electronics, Inc. (Arrow), a public company. The transaction qualified as a tax-free exchange and resulted in an approximate pre-tax gain of $21,232,000. As a result of the transaction, Cheyenne acquired approximately 2% of Arrow's outstanding common stock. Prior to December 31, 1994 Cheyenne sold 145,000 shares of Arrow common stock. Subsequently, through February 9, 1995 Cheyenne sold an additional 490,000 shares of Arrow common stock. The Company accounts for its investment in Arrow common stock under the cost method of accounting.

(5)  ACQUISITION OF NETSTOR

     On December 19, 1994, the Company acquired certain assets and assumed certain liabilities of NETstor, Inc. (NETstor), a developer of Hierarchical Storage Management software products for the UNIX computer platform in the network storage management market, for $1,150,000 of cash and $200,000 of additional future contingent payments. The acquisition has been accounted for as a purchase and the operating results of NETstor are included in the consolidated statement of earnings from the date of acquisition. In connection with the acquisition, the Company recorded a $547,000 expense for purchased research and development. The excess of the acquisition costs over the fair value of the net assets acquired, amounting to $110,000, is included in other assets in the accompanying balance sheet and is being amortized on a straight line basis over five years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Quarter Ended December 31, 1994 compared to Quarter ended December 31, 1993.

     In recent quarters, Cheyenne was impacted by uncertainty regarding the near-term future of the computer industry and, in particular, the networking segment. This uncertain environment led to more cautious purchasing decisions mainly by North American distributors. Cheyenne's growth is determined ultimately by increases in end-user demand. In FQ295, end-user demand continued to grow. The Company believes this growth may be due to several factors. First, the networking market appears to be strengthening as the result of Novell's NetWare 4.1 and Microsoft's NT campaigns. Second, FQ295 included the year end of a number of end-users who make purchasing decisions at the end of the year. Third, FQ1 is seasonally slow versus FQ2. Fourth, new additional Cheyenne sales people and marketing programs may have contributed to this growth.

     It is too early to judge the effect of these factors on FY95 as a whole. Cheyenne continues to work diligently to increase end-user demand by adding more sales and support people, increasing spending on global marketing programs and remains confident in the long-term health of its business.

RESULTS OF OPERATIONS

The following tables include a summary of each item from the statements of earnings as a percentage of revenues. Please refer to these tables while reading the following discussion.

                                     TABLE 1


                                                            Comparison FQ295 vs. FQ294**
                                                            ----------------------------
                                                                     (Unaudited)
                                                            FQ295                   FQ294
                                                            -----                   -----
                                                      Amount     Ratio         Amount    Ratio
                                                      ------     -----         ------    -----
                                                        (in thousands except per share data)

Revenues                                             $29,611    100.00%       $24,196   100.00%
Cost of sales                                          2,895      9.78%         2,330     9.63%

                                                      ------     ------        ------    ------
  Gross Profit                                        26,716     90.22%        21,866    90.37%

Operating Expenses:
R&D and Technical Support                              5,059     17.08%         2,632    10.88%
Selling and Marketing                                  9,253     31.25%         4,533    18.73%
General & Administrative                               2,272      7.67%         2,220     9.18%
Charge for purchased research and development            547      1.85%           ---     0.00%
                                                      ------     ------         -----    ------
Total Operating Expenses                              17,131     57.85%         9,385    38.79%

Operating Income                                       9,585     32.37%        12,481    51.58%

Interest Income                                          813      2.75%           392     1.62%
                                                      ------     ------        ------    ------

Operating & Interest Income                           10,398     35.12%        12,873    53.20%

Equity in Earnings of Gates/FA                           ---                      240
                                                         ---                      ---

Income Before Gains (losses) and Income Taxes         10,398                   13,113

Other Gains (losses)                                    (379)                      90
                                                        ----                     ----

Income Before Income Taxes                            10,019                   13,203

Provision for income taxes                             3,406                    4,502
                                                      ------                   ------

NET INCOME                                            $6,613                   $8,701
                                                      ------                   ------
                                                      ------                   ------

Per share data*:
       NET INCOME                                       0.17                     0.22
                                                        ----                     ----
                                                        ----                     ----

*All per share data have been restated for all periods presented to reflect the payment on March 29, 1994 of a three-for-two stock split.

**Due to the Bit Software, Inc. acquisition on May 19, 1994 accounted for as a pooling of interests, all periods presented include Bit's results.


                                     TABLE 2


                                                        Six Months 1995 vs. Six Months 1994**
                                                        -------------------------------------
                                                                      (Unaudited)
                                                      Six Months Ended        Six Months Ended
                                                       Dec. 31, 1994           Dec. 31, 1993
                                                       -------------           -------------
                                                       Amount    Ratio         Amount    Ratio
                                                       ------    -----         ------    -----
                                                        (in thousands except per share data)

Revenues                                              $51,263   100.00%       $44,239   100.00%
Cost of sales                                           5,032     9.82%         4,033     9.12%
                                                      -------   -------       -------   -------
Gross Profit                                           46,231    90.18%        40,206    90.88%
                                                      -------   -------       -------   -------
Operating Expenses:
R&D and Technical Support                               9,497    18.53%         4,710    10.65%
Selling and Marketing                                  17,488    34.11%         8,810    19.91%
General & Administrative                                4,052     7.90%         4,256     9.62%
Charge for purchased research and development             547     1.07%           ---     0.00%
                                                       ------    ------        ------    ------
Total Operating Expenses                               31,584    61.61%        17,776    40.18%
                                                       ------    ------        ------    ------

Operating Income                                       14,647    28.57%        22,430    50.70%

Interest Income                                         1,480     2.89%           726     1.64%
                                                       ------    ------        ------    ------

Operating & Interest Income                            16,127    31.46%        23,156    52.34%

Equity in Earnings of Gates/FA                             85                     623
                                                         ----                    ----

Income Before Gains and Income Taxes                   16,212                  23,779

Other Gains                                            20,853                      90
                                                       ------                    ----

Income Before Income Taxes                             37,065                  23,869

Provision for income taxes                             15,514                   8,107
                                                       ------                  ------

NET INCOME                                            $21,551                 $15,762
                                                      -------                 -------
                                                      -------                 -------
Per share data*:
       NET INCOME                                       $0.54                   $0.40
                                                        -----                   -----
                                                        -----                   -----



*All per share data have been restated for all periods presented to reflect the payment on March 29, 1994 of a three-for-two stock split.

**Due to the Bit Software, Inc. acquisition on May 19, 1994 accounted for as a pooling of interests, all periods presented include Bit's results.


REVENUES

     Cheyenne's revenues increased 22.4% in FQ295 versus FQ294 to $29,611,000
from $24,196,000.   The increase is attributable to the expanding market for LAN products, Cheyenne's broadening product line, increasing network data storage requirements, more effective sales and marketing programs, plus the addition of a few new distributors worldwide.

     A breakdown of sales is shown in Table 3.

                                     TABLE 3

                            Software Sales Breakdown
                                 (in Thousands)

                                   FQ295         %     FQ294         %
                                   -----         -     -----         -
Distribution:
     US                           $8,767     29.6%   $10,318     42.7%
     Canada                          407      1.4%       382      1.6%
     Europe                       11,950     40.3%     8,429     34.8%
     Rest of World                 1,513      5.1%       689      2.8%
                                  ------     -----      ----      ----

Total Distribution:               22,637     76.4%    19,818     81.9%

Japan                              1,388      4.7%       554      2.3%

OEM                                3,070     10.4%     3,156     13.0%
Major Accounts                       710      2.4%       451      1.9%
Direct (U.S.)                      1,806      6.1%       217      0.9%
                                   -----      ----       ---      ----

Total                             29,611      100%    24,196      100%



     As shown, U.S. Distribution sales decreased 15% in FQ295 versus FQ294, European Distribution sales increased 42%, Japan sales increased 150%, and OEM sales decreased 2.7%. U.S. Distribution sales decreased in FQ295 due to the effect of a cautionary outlook by some U.S. distributors and certain sales such as upgrades in FQ295 are now considered "Direct" while they were included in "U.S. Distribution" in FQ294. U.S. Distribution sales for the quarter, however, increased 39% sequentially in FQ295 from a lower than expected FQ195. OEM sales were basically flat in FQ295 from FQ294. OEM sales, however, increased 52% sequentially in FQ295 from a lower than expected FQ195. Since distributors now offer bundling and value-added services that compete with OEM's, Cheyenne continues to expect a slowing in the growth of OEM sales.

Please refer to TABLE 1

GROSS PROFIT

     The gross profit margin decreased to 90.22% in FQ295 versus 90.37% in FQ294. Cheyenne has seen a decrease in gross margins due to slight increases in the percentages of sales from lower priced products, such as upgrades, which have higher costs as a percentage of the sales price. In addition, gross margins have decreased slightly from the Company's traditional levels due to the inclusion of Bit Software products that have about a 60% gross margin due to the fact that their products have average selling prices that are much lower than Cheyenne's products, yet the costs to produce each product are similar.

RESEARCH & DEVELOPMENT & TECHNICAL SUPPORT.

These expenses increased 92% versus FQ294. Since sales increased only 22%, Research and Development, as a percentage of sales, increased to 17.08% versus 10.88% in last year's comparable quarter. The increase was due to the Company's significantly broader product line that must further be developed and supported by Cheyenne's engineering and technical support personnel. The percentage increase in Research and Development and Technical Support was much greater than the percentage sales increase because developing new and enhancing existing products and supporting customers' network questions is increasingly becoming more complicated, thus requiring even higher manpower levels. The Company approximately doubled its worldwide technical support staff since last year to over 100 professionals. Cheyenne is moving from a centralized staff in New York to a worldwide decentralized customer support staff. The Company believes this investment in a large Research and Development and Technical Support staff will provide a long term competitive advantage.


SELLING AND MARKETING EXPENSES

Selling and Marketing expenses increased 104% in FQ295 versus FQ294. Therefore, selling expenses increased to 31.25% of sales in FQ295 versus 18.73% last year. The increase was mainly due to additional sales and marketing personnel, particularly in Europe, where less sales support from the Company's traditional distributors is anticipated as changes take place in that market. Also, expanded marketing programs and promotions were a factor in the increase. In addition, a new pilot Direct Marketing project was initiated which is expected to enhance product sales made directly to end users and is beginning to yield results.

GENERAL AND ADMINISTRATION EXPENSES ("G&A")

G&A expenses increased only 2% in FQ295 versus FQ294. In FQ294 and FQ394, the Company began to allocate expenses from this category to Research and Development and Selling and Marketing Expenses. Without the allocation, G&A expenses in FQ295 would have shown a greater increase mainly due to higher depreciation expenses and higher legal expenses.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT

On December 19, 1994, Cheyenne purchased certain assets of NETstor, Inc. In connection with the acquisition, Cheyenne took a one time charge of approximately $547,000 for the write-off of purchased R&D.


TOTAL OPERATING EXPENSES

As a result of the above items, total operating expenses increased to $17,131,000 or 82.5% versus last year's comparable quarter.


INTEREST INCOME AND OTHER

Interest income increased to $813,000 in FQ295 versus $392,000 in FQ195, due to higher cash and cash equivalents and investment balances, and also due to higher interest rates.


OPERATING AND INTEREST INCOME

Based on the 22.4% increase in revenues in FQ295 versus FQ294 and the 82.5% increase in total operating expenses, operating and interest income decreased 19% in FQ295 to 35.12% of sales versus 53.20% in FQ294. The lower operating margin was due mainly to increased expenditures in the Research and Development and Sales and Marketing functions, much of which was an investment in the future. The Company continues to invest in its business and build the infrastructure to support its global customer base. These increased costs affect net margins, and earnings versus last year are therefore likely to grow at a rate less than sales in the near future.

EQUITY IN EARNINGS OF GATES/FA

Cheyenne recorded its approximately 21% share of Gates/FA earnings under the equity method only through August 29, 1994, the date of the Gates/FA/Arrow merger. Cheyenne will no longer record any equity earnings since its ownership of Arrow Electronics, Inc. shares will be accounted for under the cost method. Therefore, there were no equity earnings in FQ295 but there were $240,000 of such earnings in FQ294.


OTHER GAINS AND EXPENSES

During FQ295 Cheyenne sold 145,000 shares of Arrow Electronics, Inc. common stock resulting in a loss of $379,000. In FQ294, the Company had a gain of $90,000 as a result of the sale of certain securities.


PROVISION FOR INCOME TAXES

The effective income tax rate on pretax earnings was 34%, which is less than the statutory rates primarily due to tax benefits from the Company's FSC and tax-exempt investment income.


PER SHARE DATA

The net income per share from recurring operations was 17 cents versus 22 cents last year.


SIX MONTHS COMPARISON

The six months comparison for FY95 versus FY94 is shown in TABLE 2. In general, the same factors that were discussed in connection with the three months ended FQ295 versus FQ294 discussion apply to the six month comparison. As shown, net income for the first six months of FY95 was 54 cents versus 40 cents during the same period last year. The 54 cent figure includes a one time gain of 28 cents per share arising out of the sale by Cheyenne on August 29, 1994 of the remaining 1,348,290 shares of Gates/FA in exchange for 798,996 shares of Arrow Electronics, Inc.


LIQUIDITY AND CAPITAL RESOURCES

The Company had no debt and $80,492,000 in cash, cash equivalents and investments as of December 31, 1994. Cash, cash equivalents and investments grew $5,802,000 in FQ295. Cheyenne received approximately $5,059,000 of cash in connection with the sale of 145,000 shares of Arrow Electronics in FQ295. As of February 9, 1995, Cheyenne has sold an additional 490,000 shares of Arrow Electronics for cash proceeds of approximately $18,600,000. All accounts payable are current and accounts receivable are collected on average in 83 days.

Capital expenditures for the six months were $3,403,000 versus $2,620,000 in last year's comparable period. The increase is due to purchases of furniture, as well as computer, telephone and test equipment needed to support the growing employee base and business. It is anticipated that capital expenditures will be about $9,500,000 in FY95 versus $5,290,000 in FY94. Further investments in computers, test equipment and facilities are planned based upon continued growth in the number of employees to support Cheyenne's growing business and the partial move to a new 100,000 square foot facility located in Lake Success, New York, near the current corporate headquarters in Roslyn Heights, New York.

Management believes Cheyenne's current cash, cash equivalents and investments position coupled with anticipated cash flows from operations, will be more than adequate to meet its anticipated cash requirements for planned capital expenditures and operations for the next twelve months.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Cheyenne nor any of its subsidiaries is a party to any material pending legal proceedings, other than routine litigation incidental to the business, and other than as set forth below:

1)   COLDATA, INCORPORATED v. CHEYENNE SOFTWARE, INC.

     An action was commenced in July 1991, and is currently pending in the Supreme Court of the State of New York, County of Nassau, entitled "Coldata, Incorporated v. Cheyenne Software, Inc." Coldata, Incorporated ("Coldata") alleges, among other things, that Cheyenne failed to complete the detailed design specifications and implementation schedule for the development of a particular computer program (called "CAAMS"), and therefore, breached the agreement between the parties. Coldata also alleges that Cheyenne breached its fiduciary duties to Coldata by failing to develop and market CAAMS and by its participation in other unrelated software projects to the exclusion of Coldata.

     Coldata seeks damages of $1.85 million, plus $1 million of punitive damages and legal fees and costs.

     Cheyenne disputes all of the material allegations asserted by Coldata and is defending the action vigorously. Based upon a review of the original agreement with Coldata, available documentation and the allegations contained in Coldata's complaint, Cheyenne believes that Coldata's claims lack merit. Cheyenne has asserted in its answer to the complaint several affirmative defenses which seek to preclude any recovery by Coldata. Furthermore, Cheyenne raised several counterclaims, arising out of Coldata's alleged breach and/or alleged substantial nonperformance of its obligations, duties and/or conditions precedent under the agreement. The parties have now completed the discovery process.

     On December 22, 1994, Cheyenne filed a motion for partial summary judgment to dismiss Coldata's claims to recover lost profits. Cheyenne also sought summary judgment dismissing Coldata's alleged breach of fiduciary duty claim.
As part of the same motion, Cheyenne also moved IN LIMINE for a ruling precluding certain evidence from being introduced by Coldata at trial concerning Coldata's damage claims. On January 17, 1995, Coldata entered into a stipulation with Cheyenne whereby both parties agreed to withdraw with prejudice and waive any claim it might have had against the other for an affirmative recovery of lost profits in connection with their respective claims. On February 1, 1995, the motion was submitted without oral argument to the court. The case is scheduled to go on trial no sooner than March 27, 1995. Management does not expect that the resolution of this lawsuit will have a material adverse effect on the financial position or results of operations of the Company.

2)   IN RE CHEYENNE SOFTWARE, INC. SECURITIES LITIGATION
     Master File No. 94 Civ. 2771 (TCP)

     On or about June 11, 1994, a securities fraud class action complaint, entitled BELL V. CHEYENNE SOFTWARE, INC., ET AL., was filed in the United States District Court for the Eastern District of New York. The lawsuit names as defendants the Company and several of its officers and directors. In the following weeks, several other similar lawsuits were filed in the Eastern District of New York. The actions allege securities fraud claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, and seek compensatory damages on behalf of all the shareholders who purchased shares between approximately January 24, 1994 and approximately June 17, 1994, as well as attorneys' fees and costs. (In addition to the complaints on file, one shareholder has informally notified the Company that it may pursue similar claims.) The gravamen of the actions is that the Company and the individual defendants made misrepresentations and omissions to the public, which caused the Company's stock to be artificially inflated. The suits rely on what is known as the "fraud on the market" theory of liability.

     On July 20, 1994, Chief Judge Platt ordered that all of the actions be consolidated under the caption of IN RE CHEYENNE SOFTWARE, INC. SECURITIES LITIGATION. The Court also set a schedule for the filing of a Consolidated Amended Complaint. Currently, the parties expect that the Consolidated Amended Complaint will be filed sometime during March, 1995.

     Although the defendants have, as yet, filed no Answer or other responses to the pleadings, they deny any and all liability and intend to vigorously defend against the claims.

 3)  RAND v. OXENHORN, ET AL.
     Delaware Chancery Court (New Castle County) No. 13583

     On or about June 30, 1994, a shareholder derivative complaint, entitled RAND V. OXENHORN, ET AL., was filed in the Court of Chancery for the State of Delaware in and for New Castle County. The lawsuit, purportedly filed derivatively on behalf of the Company, names as defendants eleven of its officers and directors. The complaint's factual allegations are similar to those of IN RE CHEYENNE SOFTWARE, INC. SECURITIES LITIGATION described above. However, instead of securities fraud claims, the action alleges that the defendants breached their fiduciary obligations to the Company. The suit seeks a variety of compensatory damages as well as attorneys fees.

     On August 19, 1994, the defendants filed a motion to dismiss on the grounds that (1) the plaintiff failed to comply with the pleading and demand requirements of a derivative action and (2) the pleadings fail to state a claim upon which relief may be granted. On October 14, 1994, and before defendants' motion to dismiss was ruled on, an amended complaint was filed only naming as defendants six of Cheyenne's officers and directors. Cheyenne is currently reviewing an appropriate response to the amended complaint.

     The defendants deny any and all liability and intend to vigorously defend against the claims.

4)   SEC INFORMAL INQUIRY

     On June 28, 1994, the SEC commenced an informal inquiry into Cheyenne. The SEC advised that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred or is a reflection upon any person, entity or security. Cheyenne is cooperating fully with the SEC's informal inquiry.

Item 2.  Changes in Securities

           Nothing to Report

Item 3.  Defaults Upon Senior Securities

           Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders

           Cheyenne's Annual Meeting of Stockholders was held on December 15, 1994. The stockholders approved the following:

           (i) The election of each of the following nominees to the Board of Directors:

                Rino Bergonzi        For:  34,254,680     Withheld:  303,498

                ReiJane Huai         For:  34,268,421     Withheld:  289,757

                Richard Kramer       For:  34,273,926     Withheld:  284,252

                Bernard D. Rubien    For:  34,249,388     Withheld:  308,790

                Ginette Wachtel      For:  34,266,126     Withheld:  292,052

            (ii) Ratification of the appointment of KPMG Peat Marwick LLP, as independent auditors of the Company for the year ending June 30, 1995:

                   For:  34,112,986   Against:  259,919     Abstention:  185,273

            (iii) An amendment to the Company's 1987 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") to increase the aggregate number of shares of common stock, $0.01 par value per share (the "Common Stock"), which may be issued upon the exercise of all options granted pursuant to the Non-Qualified Plan from 3,487,500 shares to 4,237,500 shares.

                   For:  27,109,348   Against:  7,181,093   Abstention:  267,737

            (iv) An amendment to the Non-Qualified Plan to expand the class of persons eligible to be granted options under the Non-Qualified Plan to include consultants.

                   For:  30,877,079   Against:  3,424,782   Abstention:  256,317

            (v) An amendment to the Non-Qualified Plan to increase the maximum term in which options granted pursuant to the Non-Qualified Plan shall be exercisable from 5 years to 7 years.

                   For:  32,174,555   Against:  2,098,645   Abstention:  284,978

            (vi) An amendment to the Company's 1989 Incentive Stock Option Plan (the "Incentive Plan") to increase the aggregate number of shares of Common Stock which may be issued upon the exercise of all options granted pursuant to the Incentive Plan from 3,656,250 shares to 4,806,250 shares.

                   For:  27,858,283   Against:  6,379,365   Abstention:  320,530

            (vii) An amendment to the Incentive Plan to increase the maximum term in which options granted pursuant to the Incentive Plan shall be exercisable from 5 years to 7 years.

                   For:  32,336,039   Against:  1,897,506   Abstention:  324,633

            (viii) An amendment to the Company's Certificate of Incorporation to increase the aggregate number of shares of Common Stock which the Company shall have the authority to issue from 50,000,000 shares to 75,000,000 shares.

                   For:  32,256,413   Against:  2,002,594   Abstention:  299,171


Item 5.     Other Information

              Nothing to Report

Item 6.     Exhibits and Reports on Form 8-K

              (a) Exhibits:                   None
              (b) Reports on Form 8-K:        None

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




Date:  February 13, 1995           By: /S/  ELLIOT LEVINE
                                      --------------------------------
                                   Elliot Levine, Executive Vice President,
                                   Senior Financial Officer and Treasurer
                                   (Principal Financial Officer)