Form 10-Q/A
period 1994-12-31
CHEYENNE SOFTWARE INC
filed 1995-03-21
CIK 738830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A
                                 Amendment No. 1
                           ___________________________

     (MARK ONE)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED DEC. 31, 1994

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

              (a) Exhibits:  The following exhibit is included herein:

                        27.         Financial Data Schedule

              (b) Reports on Form 8-K:        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CHEYENNE SOFTWARE, INC.
                                   -----------------------------------
                                        (Registrant)




Date: 3/20/95                               /s/ ReiJane Huai
      -------------------------    -----------------------------------
                                   Name:  ReiJane Huai
                                   Title: Chairman of the Board,
                                          President and Chief Executive
                                          Officer