Form 10-Q
period 1995-03-31
CHEYENNE SOFTWARE INC
filed 1995-05-15
CIK 738830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                ----------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

               YES   X        NO
                   -----         -----
     Number of Shares of Registrant's Common Stock outstanding as of April 20, 1995 was 39,159,758.

                                      INDEX

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets--
          March 31, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Earnings--
          Three and Nine Months ended  March 31, 1995 and 1994.  . . . . . . . 4

     Consolidated Statements of Cash Flows--
          Nine Months Ended March 31, 1995 and 1994. . . . . . . . . . . . . . 5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . . . 7



PART II.  OTHER INFORMATION

Item 1-6 Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .13

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

PART I--FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                                      March 31       June 30
               ASSETS                                                                                   1995           1994
              --------                                                                                  ----           ----
                                                                                                           (In Thousands)
                                                                                                     (unaudited)

Current assets:
   Cash and cash equivalents                                                                           $11,323        $11,629
   Short term investments                                                                               27,133         57,802
   Accounts receivable, less allowance for doubtful accounts of
      $1,236,000 and $611,000, respectively                                                             28,995         23,881
   Prepaid expenses and other current assets                                                             5,933          3,983
   Deferred income taxes                                                                                 1,431             --
                                                                                                       -------        -------

               Total current assets                                                                     74,815         97,295

Long term investments                                                                                   60,846             --
Investment in Gates/FA                                                                                      --          9,019
Fixed assets, net                                                                                       14,839          8,567
Other assets                                                                                             2,079          1,156
                                                                                                       -------        -------

               Total assets                                                                            152,579        116,037
                                                                                                       -------        -------
                                                                                                       -------        -------

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
   Accounts payable                                                                                      6,874          3,679
   Accrued expenses                                                                                      9,289          3,634
   Income taxes payable                                                                                 11,550          2,604
                                                                                                       -------        -------

               Total current liabilities                                                                27,713          9,917

Deferred income taxes                                                                                      632          1,030
                                                                                                       -------        -------

               Total liabilities                                                                        28,345         10,947
                                                                                                       -------        -------

Minority interest in subsidiary                                                                             19             19

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                                --             --
   Common stock, par value $.01 per share; 75,000,000 shares authorized;
     39,159,758 and 38,785,915 shares issued and outstanding                                               392            388
   Additional paid-in capital                                                                           51,590         50,085
   Retained earnings                                                                                    84,068         54,542
   Foreign currency translation adjustment                                                                 334             56
   Net unrealized losses on investments                                                                    (38)            --
   Treasury Stock, at cost                                                                             (12,131)            --
                                                                                                       -------        -------

               Total shareholders' equity                                                              124,215        105,071
                                                                                                       -------        -------

               Total liabilities and shareholders' equity                                              152,579        116,037
                                                                                                       -------        -------
                                                                                                       -------        -------



See accompanying notes to financial statements.

                             CHEYENNE SOFTWARE, INC.
                       Consolidated Statements of Earnings
               Three and Nine Months Ended March 31, 1995 and 1994**
                                   (unaudited)



                                                                           Three Months Ended             Nine Months Ended
                                                                                March 31                      March 31
                                                                           1995          1994            1995           1994
                                                                           ----          ----            ----           ----
                                                                                 (In thousands, except per share data)

Revenues                                                                 $35,636        $28,364        $86,899        $72,602


Cost of Sales                                                              3,577          2,297          8,609          6,330
                                                                         -------        -------        -------        -------

Gross Profit                                                              32,059         26,067         78,290         66,272
                                                                         -------        -------        -------        -------

Operating Expenses:
   Research and development and technical support                          6,990          3,242         16,487          7,952
   Selling and marketing                                                  10,735          6,392         28,223         15,202
   General and administrative                                              2,902          1,591          6,954          5,846
   Charge for purchased research and development                             704             --          1,251             --
                                                                         -------        -------        -------        -------

               Total operating expenses                                   21,331         11,225         52,915         29,000
                                                                         -------        -------        -------        -------

Operating income                                                          10,728         14,842         25,375         37,272

Interest income                                                            1,091            360          2,571          1,089
                                                                         -------        -------        -------        -------

Operating and Interest Income                                             11,819         15,202         27,946         38,361

Equity in Earnings of Gates/FA                                                --            568             85          1,191
                                                                         -------        -------        -------        -------

Income before gains and income taxes                                      11,819         15,770         28,031         39,552

Other gains                                                                  272             --         21,125             89
                                                                         -------        -------        -------        -------

Income before income taxes                                                12,091         15,770         49,156         39,641

Provision for income taxes                                                 4,116          5,512         19,630         13,619
                                                                         -------        -------        -------        -------

Net income                                                               $ 7,975        $10,258        $29,526        $26,022
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------

Per share data*

               Net income                                                $  0.20        $  0.25        $  0.74        $  0.65
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------


Weighted average number of common shares and
   equivalents outstanding                                                39,925         40,237         39,856         39,794
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------


*All per share data have been restated for all periods presented to reflect the payment on March 29, 1994 of a three-for-two stock split

**Due to the Bit Software, Inc. acquisition on May 19, 1994 accounted for as a pooling of interests, all periods presented include Bit's results.


                             CHEYENNE SOFTWARE, INC.

                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1995 and 1994
                                   (Unaudited)


                                                                                                      March 31       March 31
                                                                                                        1995           1994
                                                                                                        ----           ----
                                                                                                           (In Thousands)

Operating activities:
   Net Income                                                                                          $29,526        $26,022
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Tax benefit from exercise of stock options                                                       914          6,400
          Equity in earnings of Gates/FA                                                                   (85)        (1,191)
          Depreciation and amortization                                                                  2,434          1,287
          Gain on exchange of Gates/FA common stock for Arrow Electronics common stock                 (21,232)            --
          Loss on sale of Arrow Electronics common stock                                                    11             --
          Charge for purchased research and development                                                  1,251             --

          Changes in operating assets and liabilities, excluding effects from acquisition:
            Accounts receivable                                                                         (4,865)        (7,812)
            Prepaid expenses, deferred income taxes, and other current assets                           (3,372)        (2,138)
            Other assets                                                                                  (757)          (141)
            Accounts payable, accrued expenses and income taxes payable                                 17,331          4,715
            Deferred income taxes - non current                                                           (871)           510
                                                                                                       --------       --------
               Net cash provided by operating activities                                                20,285         27,652

Investing activities:
   Purchases of fixed assets                                                                            (7,946)        (3,850)
   Purchases of short term investments                                                                 (12,683)       (34,225)
   Purchases of long term investments                                                                  (25,699)            --
   Proceeds from redemptions and maturities of short term investments                                    5,353          6,062
   Proceeds from redemptions and maturities of long term investments                                     2,695             --
   Net proceeds from sale of Arrow Electronics common stock                                             30,324             --
   Payment for acquisition of NETstor                                                                   (1,150)            --
   Payment for acquisition of DataJET Technology                                                          (701)            --
                                                                                                       --------       --------
               Net cash used in investing activities                                                    (9,807)       (32,013)

Financing activities:
   Net proceeds from exercise of stock options                                                           1,069          4,974
   Purchase of Treasury Stock                                                                          (12,131)            --
                                                                                                       --------       --------
               Net cash (used in) provided by financing activities                                     (11,062)         4,974

Effect of exchange rate changes on cash                                                                    278              2
                                                                                                       --------       --------
          (Decrease) increase in cash and cash equivalents                                                (306)           615

Cash and cash equivalents at beginning of period                                                        11,629         12,895
                                                                                                       --------       --------
Cash and cash equivalents at end of period                                                              11,323         13,510
                                                                                                       --------       --------



See accompanying notes to consolidated financial statements.

                             CHEYENNE SOFTWARE, INC.
                  Notes to Consolidated Financial Statements
                                March 31, 1995


(1)  BUSINESS AND BASIS OF PRESENTATION


     BUSINESS

     Cheyenne Software, Inc. (Cheyenne) is engaged in the development and sale of software products for use in microcomputers and computer systems in network applications.


     BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the financial statements and footnotes thereto and other information included in the Company's annual report on Form 10-K for the year ended June 30, 1994.


(2)  STOCK SPLIT

     On February 10, 1994, the Company's Board of Directors declared a three-for-two stock split, payable in the form of a 50% stock dividend (Stock Split) which was distributed on March 29, 1994 to holders of record on March 1, 1994. All references to number of shares, except shares authorized, and per share data for the three and nine months ended March 31, 1994 and 1995 have been restated to reflect this stock split.

(3)  RECLASSIFICATION

     Certain prior year information has been reclassified to conform with the fiscal 1995 presentation format.

(4)  INVESTMENT IN GATES/FA

     On August 29, 1994, Cheyenne sold its remaining 1,348,290 shares of Gates/FA common stock in exchange for 798,996 common shares of Arrow Electronics, Inc. (Arrow), a public company. The transaction qualified as a tax-free exchange and resulted in an approximate pre-tax gain of $21,232,000. As a result of the transaction, Cheyenne acquired approximately 2% of Arrow's outstanding common stock. Prior to December 31, 1994 Cheyenne sold 145,000 shares of Arrow common stock. Subsequently, in FQ395 Cheyenne sold its remaining 653,996 shares of Arrow common stock.

 (5) ACQUISITION OF NETSTOR

     On December 19, 1994, the Company acquired certain assets and assumed certain liabilities of NETstor, Inc. (NETstor), a developer of Hierarchical Storage Management software products for the UNIX computer platform in the network storage management market, for $1,150,000 of cash and $200,000 of additional future contingent payments. The acquisition has been accounted for as a purchase and the operating results of NETstor are included in the consolidated statement of earnings from the date of acquisition. In connection with the acquisition, the Company in FQ295 recorded a $547,000 expense for purchased research and development. The excess of the acquisition costs over the fair value of the net assets acquired, amounting to $110,000, is included in other assets in the accompanying balance sheet and is being amortized on a straight line basis over five years.

(6)  ACQUISITION OF DATAJET TECHNOLOGY

     On March 30, 1995, the Company acquired the DataJET product line and certain other assets and assumed certain liabilities of NetFRAME Systems, Inc. (NetFRAME). DataJET is an image based, high performance software backup product for NetWare file servers. Cheyenne made an $701,000 cash payment for DataJET and will pay royalties to NetFRAME based on sales results achieved by Cheyenne. Cheyenne will also make an additional $100,000 cash payment upon the satisfaction of certain conditions. The acquisition has been accounted for as a purchase. In connection with the acquisition, the Company in FQ395 recorded a $704,045 expense for purchased research and development. The technological feasibility of the in-process technology has not yet been established and the technology has no alternative use. The excess of the acquisition costs over the fair value of the net assets acquired, amounting to $39,581, is included in other assets in the accompanying balance sheet and is being amortized on a straight line basis over five years.

(7)  STOCK REPURCHASE

     On February 23, 1995, Cheyenne announced that the Board of Directors had authorized management to purchase up to 4,000,000 shares of the Company's outstanding common stock. Purchases are dictated by overall financial and market conditions and other factors affecting the operations of the Company. Cheyenne may utilize some of the repurchased shares in conjunction with employee incentive and stock option programs.

     During FQ395, Cheyenne repurchased 750,000 shares of its common stock for approximately $12,131,000, at prices ranging from approximately $14 to $17 per share.

     From April 25, 1995 through May 4, 1995, Cheyenne purchased an additional 1,162,700 shares of its common stock for approximately $16,641,000, at prices ranging from approximately $13-5/8 to $14-7/8 per share.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- - -----------------------------------

Quarter Ended March 31, 1995 compared to Quarter ended March 31, 1994.

     In FQ395, based on preliminary data from certain North American Distributors, end-user demand in North America increased versus FQ295. The increase was at a slower rate than FQ295 versus FQ195. The Company believes this may be due to at least the following factors. First, Cheyenne continues to face competition. Second, the market for networking products is volatile. Third, OEM sales (which are not measured in POS) increased during the quarter. It may be that some of the OEM sales were at the expense of distribution sales. Also, a new OEM only product directed at the entry level market may be taking away sales from the lower level distribution products.

     During FQ395, Cheyenne released a maintenance revision of one of its key products, ARCserve 5.01, to its customers. This new revision contained enhancements, certain fixes and updates at no charge. Shortly after its release the Company discovered that under certain network configurations, the back-up operation of the revised product did not function as fully as intended. The Company responded promptly to remedy the situation by releasing a corrected version of the program to its Distributors, OEM customers, and resellers, and onto its electronic Bulletin Boards so that customers could download the fix electronically. Cheyenne believes that the problem has been resolved. While any product quality issue may affect sales, the Company expects that its prompt response will minimize the negative effect on the Company.

     Cheyenne continues to work diligently to increase end-user demand by adding more sales and support people and increasing spending on global marketing programs. We feel confident that our efforts to stimulate end-user demand will be successful and that the long term market for our products will continue to expand.

RESULTS OF OPERATIONS

The following tables include a summary of each item from the statements of earnings as a percentage of revenues. Please refer to these tables while reading the following discussion.

                                     TABLE 1


                                                     COMPARISON FQ395 VS. FQ394**
                                                    ------------------------------
                                                             (Unaudited)
                                                    FQ395                  FQ394
                                                   -------                -------
                                               AMOUNT    RATIO        AMOUNT    RATIO
                                              --------  -------      --------  -------
                                                (in thousands except per share data)
Revenues                                      $35,636   100.00%       $28,364   100.00%
Cost of sales                                   3,577    10.04%         2,297     8.10%
                                              -------   -------       -------   -------
Gross Profit                                   32,059    89.96%        26,067    91.90%

Operating Expenses:
R&D and Technical Support                       6,990    19.61%         3,242    11.43%
Selling and Marketing                          10,735    30.12%         6,392    22.53%
General & Administrative                        2,902     8.14%         1,591     5.61%
Charge for purchased research and development     704     1.98%            --     0.00%
                                              -------   -------       -------   -------
Total Operating Expenses                       21,331    59.85%        11,225    39.57%
                                              -------                 -------

Operating Income                               10,728    30.11%        14,842    52.33%

Interest Income                                 1,091     3.06%           360     1.27%
                                              -------                 -------

Operating & Interest Income                    11,819    33.17%        15,202    53.60%

Equity in Earnings of Gates/FA                     --                     568
                                              -------                 -------

Income Before Gains and Income Taxes           11,819                  15,770

Other Gains                                       272                      --
                                              -------                 -------

Income Before Income Taxes                     12,091                  15,770

Provision for income taxes                      4,116                   5,512
                                              -------                 -------

NET INCOME                                     $7,975                 $10,258
                                              -------                 -------
                                              -------                 -------

Per share data*:
     NET INCOME                                  0.20                    0.25
                                              -------                 -------
                                              -------                 -------


*All per share data have been restated for all periods presented to reflect the payment on March 29, 1994 of a three-for-two stock split.

**Due to the Bit Software, Inc. acquisition on May 19, 1994 accounted for as a pooling of interests, all periods presented include Bit's results.


                                     TABLE 2


                                                 NINE MONTHS 1995 VS. NINE MONTHS 1994**
                                                ---------------------------------------
                                                               (Unaudited)
                                               NINE MONTHS ENDED      NINE MONTHS ENDED
                                                 MARCH 31, 1995         MARCH 31, 1994
                                                 --------------         --------------
                                                AMOUNT      RATIO      AMOUNT     RATIO
                                               --------    -------    --------   -------
                                                 (in thousands except per share data)
Revenues                                        $86,899    100.00%     $72,602   100.00%
Cost of sales                                     8,609      9.91%       6,330     8.72%
                                                -------    -------     -------   -------
Gross Profit                                     78,290     90.09%      66,272    91.28%
                                                -------                -------

Operating Expenses:
R&D and Technical Support                        16,487     18.97%       7,952    10.95%
Selling and Marketing                            28,223     32.48%      15,202    20.94%
General & Administrative                          6,954      8.00%       5,846     8.05%
Charge for purchased research and development     1,251      1.44%          --     0.00%
                                                -------    -------     -------   -------
Total Operating Expenses                         52,915     60.89%      29,000    39.94%
                                                -------                -------

Operating Income                                 25,375     29.20%      37,272    51.34%

Interest Income                                   2,571      2.96%       1,089     1.50%
                                                -------                -------

Operating & Interest Income                      27,946     32.16%      38,361    52.84%

Equity in Earnings of Gates/FA                       85                  1,191
                                                -------                -------

Income Before Gains and Income Taxes             28,031                 39,552

Other Gains                                      21,125                     89
                                                -------                -------

Income Before Income Taxes                       49,156                 39,641

Provision for income taxes                       19,630                 13,619
                                                -------                -------

NET INCOME                                      $29,526                $26,022
                                                -------                -------
                                                -------                -------

Per share data*:
     NET INCOME                                   $0.74                  $0.65
                                                -------                -------
                                                -------                -------

*All per share data have been restated for all periods presented to reflect the payment on March 29, 1994 of a three-for-two stock split.

**Due to the Bit Software, Inc. acquisition on May 19, 1994 accounted for as a pooling of interests, all periods presented include Bit's results.


REVENUES

     Cheyenne's revenues increased 26% in FQ395 versus FQ394 to $35,636,000 from
$28,364,000.   The increase is attributable to the expanding market for LAN products, Cheyenne's broadening product line, increasing network data storage requirements, more effective sales and marketing programs, plus increased sales outside the United States and the addition of a few new distributors worldwide.

     A breakdown of sales is shown in Table 3.

                                     TABLE 3

                            Software Sales Breakdown
                                 (in Thousands)


                       FQ395      %      FQ394      %
                     --------    ---    -------    ---
Distribution:
     US               $11,062   31.0%   $10,970    38.7%
     Canada               468    1.3%       622     2.2%
     Europe            12,710   35.7%     9,505    33.5%
     Rest of World      2,062    5.8%     1,003     3.5%
                      -------   -----   -------    -----

Total Distribution:    26,302   73.8%    22,100    77.9%

Japan                   2,332    6.6%       745     2.6%

OEM                     4,234   11.9%     4,246    15.0%
Major Accounts            798    2.2%       491     1.7%
Direct (U.S.)           1,970    5.5%       782     2.8%
                      -------   -----   -------    -----

Total                 $35,636    100%   $28,364     100%

     Distribution sales increased 1% in FQ395 versus FQ394, European Distribution sales increased 34%, Japan sales increased 213%, and OEM sales were flat. Sequentially, FQ395 versus FQ295, U.S. Distribution sales increased 26%, European Distribution sales increased 6%, Japan sales increased 68% and OEM sales increased 38%. Since distributors now offer bundling and value-added services that compete with OEM's, OEM sales growth over the last year has lagged behind Distribution sales. Some of the Company's OEM partners have begun to use non-traditional methods of product distribution like CD-ROM which could improve their competitive position against Distributors and lead to further growth in OEM sales.

Please refer to TABLE 1

GROSS PROFIT

     The gross profit margin decreased to 89.96% in FQ395 versus 91.90% in FQ394. Cheyenne has seen a decrease in gross margins due to increases in the percentages of sales from lower priced products, such as upgrades, which have higher costs as a percentage of the sales price. In addition, gross margins have decreased from previous levels due to the inclusion of Bit Software products that have about a 60% gross margin due to the fact that their products have average selling prices that are much lower than Cheyenne's products, yet the costs to produce each product are similar.

RESEARCH & DEVELOPMENT & TECHNICAL SUPPORT.

These expenses increased 116% versus FQ394. Since sales increased only 26%, Research and Development, as a percentage of sales, increased to 19.61% versus 11.43% in last year's comparable quarter. The increase was due to the Company's significantly broader product line that must further be developed and supported by Cheyenne's engineering and technical support personnel. The percentage increase in Research and Development and Technical Support was much greater than the percentage sales increase because developing new and enhancing existing products and supporting customers' network questions is increasingly becoming more complicated, thus requiring even higher manpower levels. The Company approximately doubled its worldwide technical support staff since last year to over 100 professionals. Cheyenne is moving from a centralized staff in New York to a worldwide decentralized customer support staff. The Company believes this investment in a large Research and Development and Technical Support staff will provide a long term competitive advantage.


SELLING AND MARKETING EXPENSES

Selling and Marketing expenses increased 68% in FQ395 versus FQ394. Therefore, selling expenses increased to 30.12% of sales in FQ395 versus 22.53% last year. The increase was mainly due to additional sales and marketing personnel, particularly in Europe, where less sales support from the Company's traditional distributors is anticipated as changes take place in that market. Cheyenne's sales in Japan have increased, and the Company continues to invest in that market. During FY95, Cheyenne has also begun to build a sales, marketing and support infrastructure in Taiwan, Australia, Singapore and Brazil. Expanded marketing programs and promotions were a factor in the increase as well. Direct Marketing expenses also increased.

GENERAL AND ADMINISTRATION EXPENSES ("G&A")

G&A expenses increased 82% in FQ395 versus FQ394. Depreciation expenses which are included in G&A have increased due to significant investments by the Company in test equipment, new computers, new communications and MIS equipment on a worldwide basis. Also, legal expenses associated with the shareholder lawsuit and the SEC Formal Order of Private Investigation contributed to the increase.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT

On March 30, 1995, Cheyenne purchased certain assets of NetFRAME Systems, Inc. In connection with the acquisition, Cheyenne took a one time charge of approximately $704,000 for the write-off of purchased R&D.


TOTAL OPERATING EXPENSES

As a result of the above items, total operating expenses increased to $21,331,000 or 90% versus last year's comparable quarter.


INTEREST INCOME

Interest income increased to $1,091,000 in FQ395 versus $360,000 in FQ394, due to higher cash and cash equivalents and investment balances, and also due to higher interest rates.



OPERATING AND INTEREST INCOME

Based on the 26% increase in revenues in FQ395 versus FQ394 and the 90% increase in total operating expenses, operating and interest income decreased in FQ395 to 33.17% of sales versus 53.60% in FQ394. The lower operating margin was due mainly to increased expenditures in the Research and Development and Sales and Marketing functions, much of which was an investment in the future, and increases in G&A. The Company continues to invest in its business and build the infrastructure to support its global customer base and to improve its long term competitive position. These increased costs have affected and may continue to affect net margins.

EQUITY IN EARNINGS OF GATES/FA

Cheyenne recorded its approximately 21% share of Gates/FA earnings under the equity method only through August 29, 1994, the date of the Gates/FA/Arrow merger. Cheyenne will no longer record any equity earnings. Therefore, there were no equity earnings in FQ395 but there were $568,000 of such earnings in FQ394.


OTHER GAINS AND EXPENSES

During FQ395 Cheyenne sold its remaining 653,996 shares of Arrow Electronics, Inc. common stock. The Company also settled the Coldata lawsuit. These items resulted in a net pre-tax gain of approximately $272,000.


PROVISION FOR INCOME TAXES

The effective income tax rate on pretax earnings was 34%, which is less than the statutory rates primarily due to tax benefit from the Company's FSC and tax-exempt investment income.


PER SHARE DATA

The net income per share from recurring operations was 20 cents versus 25 cents last year.


NINE MONTHS COMPARISON

The nine months comparison for FY95 versus FY94 is shown in TABLE 2. In general, the same factors that were discussed in connection with the three months ended FQ395 versus FQ394 discussion apply to the nine month comparison. As shown, net income for the first nine months of FY95 was 74 cents versus 65 cents during the same period last year. The 74 cent figure includes a one time gain of 28 cents per share arising out of the sale by Cheyenne on August 29, 1994 of the remaining 1,348,290 shares of Gates/FA in exchange for 798,996 common shares of Arrow Electronics, Inc.


LIQUIDITY AND CAPITAL RESOURCES

The Company had no debt and $99,302,000 in cash, cash equivalents and investments as of March 31, 1995. Cash, cash equivalents and investments grew $18,810,000 in FQ395. Cheyenne received approximately $25,265,000 of cash in connection with the sale of 653,996 common shares of Arrow Electronics in FQ395. Cheyenne paid out approximately $12,131,000 of cash in connection with the repurchase of 750,000 of its shares in FQ395. All accounts payable are current and accounts receivable are collected on average in 74 days.

Capital expenditures for the nine months were $7,946,000 versus $3,850,000 in last year's comparable period. The increase is due to purchases of furniture, as well as computer, telephone and test equipment needed to support the growing employee base and business. It is anticipated that capital expenditures will be about $11,000,000 in FY95 versus $5,290,000 in FY94. Further investments in computers, test equipment and facilities are planned based upon continued growth in the number of employees to support Cheyenne's growing business and the partial move to a new 100,000 square foot facility located in Lake Success, New York, near the current corporate headquarters in Roslyn Heights, New York.

Management believes Cheyenne's current cash, cash equivalents and investments position coupled with anticipated cash flows from operations, will be more than adequate to meet its anticipated cash requirements for planned capital expenditures and operations for the next twelve months and any additional share repurchases.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Neither Cheyenne nor any of its subsidiaries is a party to any material pending legal proceedings, other than routine litigation incidental to the business, and other than as set forth below:

1)   COLDATA, INCORPORATED V. CHEYENNE SOFTWARE, INC.

     An action was commenced in July 1991, in the Supreme Court of the State of New York, County of Nassau, entitled "Coldata, Incorporated v. Cheyenne Software, Inc." Coldata, Incorporated ("Coldata") alleged, among other things, that Cheyenne failed to complete the detailed design specifications and implementation schedule for the development of a particular computer program (called "CAAMS"), and therefore, breached the agreement between the parties. Coldata also alleged that Cheyenne breached its fiduciary duties to Coldata by failing to develop and market CAAMS and by its participation in other unrelated software projects to the exclusion of Coldata.

     On February 17, 1995, the parties settled this lawsuit and Cheyenne, in connection therewith, paid Coldata $170,000. Neither party admitted any liability in connection with the settlement.

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

     On July 20, 1994, the Court ordered that all of the actions be consolidated under the caption of IN RE CHEYENNE SOFTWARE, INC. SECURITIES LITIGATION. On March 8, 1995, plaintiffs filed an Amended Complaint. On March 23, 1995, plaintiffs served a Motion for Class Certification. The Company intends to contest certain aspects of that Motion, which is scheduled to be heard on or about June 9, 1995. On April 11, 1995, the Company served a Motion to Dismiss certain of the claims alleged in the Amended Complaint. The Motion to Dismiss is expected to be heard in June, 1995. On April 5, 1995, Cheyenne filed a Motion to Stay Discovery, which was heard on April 21, 1995. As of May 3, 1995, the Court has not ruled on this Motion.

     The defendants deny any and all liability and intend to vigorously defend against the claims.

 3)  RAND V. OXENHORN, ET AL.
     Delaware Chancery Court (New Castle County) No. 13583

     On or about June 27, 1994, a shareholder derivative complaint, entitled RAND V. OXENHORN, ET AL., was filed in the Court of Chancery for the State of Delaware in and for New Castle County. The lawsuit, purportedly filed derivatively on behalf of the Company, names as defendants eleven of its present or former officers and directors. The complaint's factual allegations are similar to those of IN RE CHEYENNE SOFTWARE, INC. SECURITIES LITIGATION described above. However, instead of securities fraud claims, the action alleges that the defendants breached their fiduciary obligations to the Company. The suit seeks a variety of compensatory damages as well as attorneys fees.

          On August 19, 1994, the defendants filed a motion to dismiss on the grounds that (1) the plaintiff failed to comply with the pleading and demand requirements of a derivative action and (2) the pleadings fail to state a claim upon which relief may be granted. On October 14, 1994, and before defendants' motion to dismiss was ruled on, an amended complaint was filed only naming as defendants six of Cheyenne's officers or directors. Cheyenne filed a motion to dismiss the Amended Complaint on the same grounds listed above on February 16, 1995.

     The defendants deny any and all liability and intend to vigorously defend against the claims.

4)   SEC FORMAL PRIVATE INVESTIGATION

     On June 28, 1994, the SEC commenced an informal inquiry into Cheyenne. On or about April 14, 1995, the SEC advised the Company that it had issued a Formal Order of Private Investigation of the Company. The Private Investigation is a continuation of the informal inquiry which began in June 1994. The Formal Order, among other things, enables the SEC to utilize its subpoena powers to obtain relevant information from third parties as well as the Company. The Private Investigation relates to possible violations of federal securities laws. The Company has been cooperating and will continue to cooperate fully with the SEC.

5)   JWANCO, INC., ET AL. V. CHEYENNE SOFTWARE, INC. ET AL.
     California Superior Court (County of Alameda) No. H-183331-1

     On or about May 2, 1995, plaintiffs JWANCO, Inc. (formerly known as Bit Software, Inc.), Jonathan Wan, Yau Ki Chuck, Norman Chan, David Law and David Wong filed an action in the Superior Court of California in and for the County of Alameda against the Company, Cheyenne Communications, Inc., a wholly owned subsidiary of the Company, and several of its officers, directors and employees. The action alleges breach of contract, fraud, wrongful termination, negligent infliction of emotional distress, and a number of other related torts. The essence of the allegations is that the defendants breached agreements and defrauded JWANCO, Inc., and the individual plaintiffs in connection with the Company's acquisition of certain assets and assumption of certain liabilities of Bit Software, Inc. on May 19, 1994. These allegations are substantially similar to those IN RE CHEYENNE SOFTWARE, INC. SECURITIES LITIGATION described above.
In addition, the Complaint alleges, on behalf of plaintiff Jonathan Wan only, wrongful termination and a variety of other causes of action relating to the employment and termination of the employment of Jonathan Wan by Cheyenne Communications.

     Although the defendants have, as yet, filed no answer or other response to the pleadings, they deny any and all liability and intend to vigorously defend against the claims.

Item 2.   Changes in Securities

             Nothing to Report

Item 3.   Defaults Upon Senior Securities

             Nothing to Report

Item 4.   Submission of Matters to a Vote of Security Holders

             Nothing to Report

Item 5.   Other Information

             Nothing to Report

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits:                None
           (b) Reports on Form 8-K:     None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




Date: May 12, 1995            By: /s/ Elliot Levine
                                 --------------------------------------
                              Elliot Levine, Executive Vice President,
                              Senior Financial Officer and Treasurer
                              (Principal Financial Officer)