Form 10-K
period 1995-06-30
CHEYENNE SOFTWARE INC
filed 1995-09-28
CIK 738830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
         ( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1995

                                       OR

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                         to
                               -----------------------    ----------------------
Commission File Number                   1-9189
                      ----------------------------------------------------------

                            CHEYENNE SOFTWARE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               13-3175893
-------------------------------------------- -----------------------------------
(State or other jurisdiction of organization)(I.R.S.Employer Identification No.)

3 Expressway Plaza, Roslyn Heights, NY                  11577
-------------------------------------------- -----------------------------------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:   (516) 484-5110
                                                      --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
   Title of each class                         on which registered
   -------------------                         -------------------
   Common Stock, par value $.01 per share      American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes: X      No:
                                      -----    -----

         As of September 20, 1995, the aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price as reported by the American Stock Exchange on September 20, 1995 was $756,861,323.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-K or any amendment of this Form 10-K. [ ]

         The aggregate number of Registrant`s outstanding shares on September 20, 1995 was 37,423,426 shares of Common Stock, $0.01 par value (excluding 2,035,000 shares of treasury stock).

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission on or before October 30, 1995 (incorporated by reference under Part 111).

                               TABLE OF CONTENTS
                               -----------------


Part I
Item 1 - Business .............................................................3
Item 2 - Properties ..........................................................15
Item 3 - Legal Proceedings ...................................................15
Item 4 - Submission of Matters to a Vote of Security Holders .................17

Part II
Item 5 - Market for Registrant's Common Stock and Related Matters ............18
Item 6 - Selected Financial Data .............................................19
Item 7 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................20
Item 8 - Financial Statements and Supplementary Data .........................27
Item 9 - Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................27

Part III
Item 10- Directors and Executive Officers of the Registrant...................28
Item 11- Executive Compensation...............................................28
Item 12- Security Ownership of Certain Beneficial Owners
           and Management.....................................................28
Item 13- Certain Relationships and Related Transactions.......................28

Part IV
Item 14- Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................................29

                                   P A R T I
                                   ---------

Item 1     Business

         Cheyenne Software, Inc. ("Cheyenne", the "Registrant" or the "Company"), formed in 1983, is engaged in the development, sale and support of software products for use in microcomputers and computer systems mainly for Local Area Network (LAN) and, more recently, Wide Area Network (WAN) applications. Cheyenne's key technical product strategy is to employ the network file server's high performance capabilities based on the client/server model.

         The Company's products provide key services to administrators and users of computer networks, in the following categories:

         a)  Network Data Storage Management  -  includes ARCserve, HSM and
             JETserve
         b)  Network Security  -  includes InocuLAN
         c)  Network Management  -  includes Monitrix
         d)  Network Communications  -  includes FAXserve and Bit products

         In July, 1995, Cheyenne established three divisions based upon operating system platforms, a NetWare division, a Windows/NT division and a UNIX division. By focusing on serving the needs of each platform, the Company expects to align its activities closer to its channels of distribution, strategic partners and customers. Cheyenne has network data storage management products for these major and other platforms. With respect to other product categories, Cheyenne has products which support some of these major and other platforms.

Software Products
-----------------

         A brief description of key Cheyenne software products follows below.

Network Data Storage Management
-------------------------------

         Approximately 88.6% of Cheyenne's revenues for the fiscal year ended June 30, 1995 ("FY95") relate to the ARCserve(R) product line. The last major enhancement for the NetWare platform was at the end of the fourth quarter of the fiscal year ended June 30, 1993 ("FY93"). A major enhancement for the NetWare platform is anticipated by the end of calendar year 1995. A Microsoft NT version was released in FQ395. ARCserve/Open for UNIX was extended in FY95 to support additional UNIX operating systems.

ARCserve(R) for NetWare Version 4.x
-----------------------------------

         ARCserve DOS Edition provides fully automated data management services for Novell networks. ARCserve consists of the ARCserve Server, a VAP or NLM (NetWare Loadable Module) that resides on a computer server. It also includes ARCserve Manager, a workstation front-end that lets the user execute or schedule services to be performed by the VAP or NLM. This client/server architecture lets the user perform centralized data backup without a dedicated workstation and gives users simultaneous access to data management services while it enhances security for the network. The VAP or NLM performs backup and restore for the entire network while remaining completely in the background. ARCserve allows hardware to operate at its optimum speed. Data is sent directly from the file server to attached storage devices without traveling over the network. ARCserve offers flexibility in media and device selection. It supports most available SCSI and QIC-02 tape drives, disk and optical hardware, and a wide variety of host adapters.

         ARCserve includes Auto Pilot Tape Management, an invisible operator which guides the user through tape management, rotation, and labeling. The Disk Grooming option frees up valuable disk space by moving outdated files to tape automatically. For disaster recovery, AutoPilot's Quick Recover feature restores the system or a designated file to any specified date. Also included is a File Tracking System and Quick File Access. The user queries the system to locate a backup session or specific file, and ARCserve prompts the user to mount the tapes needed to perform the restore. For preventive maintenance, ARCserve's Tape Usage Database gives the user factual information on the condition of tapes. This enables the user to make educated decisions about tape usage and tape retirement. ARCserve 4.x is compatible with NetWare 3.X and 4.X.

ARCserve(R)  for NetWare Version 5.x
------------------------------------

         ARCserve Windows Edition maintains the same innovative functions as ARCserve 4.x DOS Edition and adds new functionality. Whether the user has a small single-server or a large multiserver network environment, ARCserve Windows Edition will back up all NetWare servers, DOS, Windows, OS/2, and MacIntosh workstations and certain UNIX workstations, as well as certain database servers.

         Using the Microsoft Windows 3.1 Graphical User Interface (GUI), ARCserve Windows Edition manages backup easily. Parallel Streaming simultaneously processes backup and/or restore operations to seven devices chained on one SCSI adapter. ARCserve supports most industry standard SCSI and QIC-02 tape drivers and a wide variety of host adapters. Messages notify the user in a timely manner if any problems occur, and are configurable on a per job basis using the ARCserve Manager. ARCserve integrates with Cheyenne's InocuLAN to ensure virus-free backups and sends alert messages and reports via facsimile with Cheyenne's FAXserve.

ARCserve(R) for Windows NT Version 2.x
--------------------------------------

         In FQ3/95, Cheyenne began to ship ARCserve for NT Version 1.0. The product offers the same comprehensive, high performance features found in ARCserve for NetWare Windows Edition. It functions as an operating system service, rather than as an application, permitting system-wide backups to be scheduled and performed, regardless of user log-in. Once ARCserve for NT schedules the backup, the control is given to the Windows NT operating system. A maximum level of security is therefore obtained because the need to remain connected to the server during the backup process is eliminated. This product also includes a virus scanning engine for Cheyenne's InocuLAN for Windows NT anti-virus software to further provide high data integrity.
Version 2.x began to ship in late FQ4/95.

ARCserve(R)/Open
----------------

         ARCserve(R)/Open provides fully automated data management services for certain UNIX environments. The software operates natively in a UNIX environment that does not include a Novell network. It offers automation, reliability and performance to the UNIX back-up operation, which can be performed in the background or in real time. ARCserve(R)/Open has been available since September 1992. The product line was extended to include platform support for additional UNIX operating systems in FY95.

ARCserve(R) for MacIntosh
-------------------------

         In the third quarter of the fiscal year ended June 30, 1994 ("FY94"), Cheyenne began to ship ARCserve for MacIntosh. The product offers backup and restore for stand-alone and networked MacIntosh computers.

ARCserve(R) Options
-------------------

         Shipments of the Tape Changer and Stacker software modules for ARCserve (NLM only), providing fully automated, high capacity NetWare data storage and management commenced toward the end of the fiscal year ended June 30, 1992 ("FY92").

         Agent options for MacIntosh and UNIX workstations including IBM AIX, HP/UX, DEC Ultrix, SunSoft Solaris, Univel and Unixware are available for ARCserve (NLM only). They give the user a single source for effective data management in multiple operating system environments.

         The DBagent options for ARCserve (including agents for NetWare Btrieve, SQL, Oracle and Gupta) provide on-line backup of mission critical databases on the network. Traditionally, databases that are continuously on-line or "active" have been difficult to backup completely, as they are constantly being modified.

HSM
---

         Cheyenne HSM Hierarchical Storage Management is a process of automatically and transparently migrating data across a hierarchy of storage media. Infrequently accessed files typically are moved from primary storage on a server hard drive to more cost effective storage media, including optical and tape storage. While HSM systems have been available for mainframe environments, they are just now being recognized as critical to managing storage in large networked environments.

         In FQ3/95, Cheyenne began to ship Cheyenne Hierarchical Storage Manager 1.0, a fully automated storage product for NetWare 3.11, 3.12 and 4.x servers. In FQ2/95, Cheyenne acquired an HSM for UNIX product from NETstor, discussed below. The NetWare and UNIX HSM products are used in combination with ARCserve for NetWare and ARCserve/Open.

JETserve(TM)
------------

         JETserve is a high-performance data disaster recovery solution that provides fast, image-based backup and data restore services. Combined with RAID fault tolerance, the product offers a high level of data protection for large volumes of mission-critical data residing on NetWare superservers. The product is based on technology purchased from NetFrame, discussed below. Cheyenne is currently developing versions of JETserve for the NT and UNIX markets. The JETserve product can be used in combination with ARCserve, as well as an independent product.

ARCsolo(R)
----------

         ARCsolo for DOS backs up and restores a workstation and, if necessary, the file server. The user can also back up and restore other network workstations by using any mapping facility. ARCsolo for Windows was introduced in FQ2/94, with similar features as ARCsolo for DOS, but it has a "Windows" front end. ARCsolo for OS/2 was introduced in late FY94. It provides reliable backup and restore for OS/2 workstations and LAN servers. ARCsolo supplements ARCserve and maintains the same tape format.

Network Security
----------------

InocuLAN(R) for NetWare
-----------------------

         InocuLAN protects a file server, networked PC's, and stand-alone PC's from computer viruses. Shipments of the product started during June 1992. Version 3.0 with a Windows front end began shipping in FQ1/95.

         The server-based module of InocuLAN is an NLM. This NLM scans servers for known viruses, completely in the background at user-defined intervals. Small resident programs (TSR's) in workstations or stand-alone PCs provide immunity and prevention from known and unknown viruses. The hard drive, floppy disk, and other storage media are scanned for viruses by InocuLAN.

         InocuLAN enforces security from the file server; a user cannot access the network on an unprotected workstation. Since the user can distribute InocuLAN software updates from the file server, the tedious process of updating each workstation individually is eliminated. When InocuLAN detects a virus, it alerts the user by network broadcast, MHS message, or pager. The user often may be able to remove the virus from the infected file and restore that file to its original state. Backup, restore, and notification of corruption of critical hard disk area is also provided.

InocuLAN(R) for NT
------------------

         In FQ4/95, Cheyenne began to ship InocuLAN for Windows NT Version 1.x. The product has been optimized for Windows NT and functions as a 32-bit operating system service. The product offers anti-virus protection for all files residing on Windows NT, as well as the PC's and MacIntosh workstation attached to the network.

Network Management
------------------

Monitrix(R)
-----------

         Monitrix is an intuitive inventory, monitoring and documenting solution for network management. Running NetWare 3.11, 3.12, and 4.x, Monitrix takes advantage of the MSWindows 3.1 interface and provides the centralized tools which enable effective LAN/WAN management.

         Asset Management accurately tracks and accounts computer hardware and software assets; supporting both networked nodes and isolated workstations without a TSR. Monitrix automatically inventories NetWare file servers and DOS, Window, OS/2, and MacIntosh workstations, offering analysis of current and future computing needs. Administrators can easily construct network sensors to identify vital system thresholds, including file server utilization, network traffic, volume status and disk space, and buffer and memory usage. If any threshold is crossed, specified users are notified through a Robust Alert System. Monitrix also obtains and graphs IPX, SPC, System and CPU trends for timely network analysis. All statistics can be documented via built-in or customized reports.

Network Communications
----------------------

FAXserve(TM)
------------

         FAXserve provides secure, easy-to-use, economical facsimile services for a Novell network operating system. The user prepares a document at the workstation in DOS, Windows, or E-Mail applications, and schedules where and when it should be sent. FAXserve also lets the user create and send documents with any CAS application. Shipments of this product started during the first quarter of FY93. Shipments of the latest version, V3.0, commenced in FQ4/95.

         FAXserve takes full advantage of the server's power. It eliminates the need for a dedicated workstation or proprietary hardware. In addition, the fax device can be shared by all users. FAXserve improves the quality of outgoing faxes and sends documents electronically to the destination's fax device. With FAXserve, the user can reduce communication costs by scheduling unattended fax transmissions during less costly off-peak hours.

Bit Products
------------

         This product line was acquired from Bit Software, Inc. and has been significantly modified. It consists of stand-alone communications (voice, data, fax) products with peer-to-peer networking capabilities aimed at the work group computing market.

         In connection with its adoption of a divisional structure (NetWare, NT and Unix) described above, the FAXserve and Bit products, which previously formed the product line for Cheyenne Communications, Inc., a wholly-owned subsidiary of Cheyenne, were recently consolidated with Cheyenne's operations.

Channels of Distribution
------------------------

         A. DISTRIBUTORS - Cheyenne's distributors are independent companies
            ------------
with multiple sales and stocking locations, which sell computer-related hardware and software products, principally to value-added-resellers (VAR's). Cheyenne provides sales and technical training to its distributors; such distributors cooperatively advertise and promote Cheyenne's products. Cheyenne has entered into non-exclusive agreements with each distributor. Most distributor agreements have one year terms, may be canceled by either party upon 30-60 days' notice, provide for the exchange of inventory by Cheyenne within 90 days of delivery and contain no minimum purchase requirements by the distributor. Presently, Cheyenne's key distributors and their territories include (listed alphabetically):

         North America
         -------------
         1)   Ameriquest
         2)   Dallas Digital
         3)   Gates/FA Distributing, Inc.
         4)   GBC
         5)   Globelle (formerly Canadian Computer Brokers)
         6)   Ingram Micro D, Inc.
         7)   Intelligent Electronics
         8)   Law Cypress Distributing
         9)   Merisel and Merisel Canada, Inc.
         10)  MicroAge
         11)  Synnex Information Systems
         12)  Tech Data Corporation
         13)  Tenex
         14)  Value Added Distribution
         15)  Vitek System Distribution

         Europe                                                                 Rest of World (ROW)
         ------                                                                 -------------------
         1)  Actebis Computer (Germany)                                         1) Abcom (Brazil)
         2)  Adcomp Data Systems (Holland)                                      2) Com Tech Communications (Australia)
         3)  Akam Data (Holland, Belgium)                                       3) Eden (Brazil)
         4)  Azlan (UK, Ireland)                                                4) Laser (Hong Kong)
         5) CCG (Holland)                                                       5) Peridata Communications PTY Ltd. (Australia)
         6) Computer 2000 (Germany, Belgium, Austria
                UK, Holland, Finland, Hungary & Dubai, Switzerland)
         7)  C.O.S. (Switzerland)
         8)  Frontline (UK, Ireland)
         9)  Ideal Hardware (UK)
         10) Interquad (France, Morocco, Tunisia, Algeria)
         11) Megabyte (Germany)
         12) Omnilogic (Belgium, Luxembourg, France, Morocco, Tunisia, Algeria)
         13) Peacock (Germany)
         14) Persona (UK)
         15) Tallgrass (Norway, Denmark)

         In FY95, one distributor accounted for more than 10% of Cheyenne's total sales. Such distributor accounted for 14.4% of revenues by purchasing $18,393,000 of standard products from the Company.

         Sales through distributors (excluding Japan) have increased in FY92, FY93, FY94 and FY95 as follows:

                         Distribution Sales  ($ Thousands)

     Territory       FY92       FY93       FY94       FY95
     -------------   --------   --------   --------   --------
     North America   $  5,040   $ 15,785   $ 37,028   $ 41,089
     Europe             4,158     16,792     33,696     45,394
     ROW                  510      1,888      4,097      7,640
                     --------   --------   --------   --------
                     $  9,708   $ 34,465   $ 74,821   $ 94,123
                     ========   ========   ========   ========

         The above increases were mainly due to:

         a) An expanding LAN market;
         b) Better recognition and acceptance of Cheyenne's products in the LAN marketplace;
         c) Increased advertising, training, sales and customer support;
         d) A broader product line;
         e) The increased availability of foreign language-translated products; and
         f) The addition of new distributors, particularly outside the United States.

         To support the growing sales in North America, the Company added 15 sales and marketing personnel in FY95. Cheyenne now has regional sales offices in Atlanta, Chicago, Dallas, Seattle and San Diego and Ontario, Canada.

         In Europe, sales and service centers were added in the U.K. and Germany during FY93 to augment the Company's European presence and to support sales efforts out of its French office. The number of full time European employees grew from 40 to 76 in FY95.

         The Company rapidly expanded sales in the rest of the world (ROW) by adding new distributors during FY95. Sales and service centers were added in FY95 in Australia, Brazil, Mexico, Singapore and Taiwan, in addition to Miami, FL (the U.S. base for Cheyenne's ROW sales), added in FY94. Singapore now serves as the Company's base for Asia (excluding Japan) and the Company has relocated there a key manager from the United States to oversee expansion in this area. Employees directly supporting ROW sales increased to 10 in FY95 from 2 in FY94 (the Company also has retained 2 sales consultants in ROW).

         Although the Japanese networking market is still relatively small, Cheyenne's management believes the potential is significant. In February 1993, the Company formed a subsidiary in Tokyo (Cheyenne KK) which now has 21 full time employees. Subsequent to June 30, 1995, Cheyenne repurchased the 40 shares (5%) of capital stock of Cheyenne KK it did not own for an immaterial amount. In FY95, Cheyenne entered into OEM agreements with Fujitsu LTD. and Mitsubishi and a letter of intent with NEC in Japan. Sales in Japan have increased in FY92, FY93, FY94 and FY95 as follows:

                           Japan Sales (In Thousands)
                           --------------------------

             FY92             FY93              FY94             FY95
             ----             ----              ----             ----
              $65             $725            $2,341           $7,828


         B. ORIGINAL EQUIPMENT MANUFACTURERS (OEM) - Since Cheyenne's products
            --------------------------------------
have the ability to add value and capability to hardware products such as computers, tape drives, data storage devices, etc., a number of hardware producers have bundled Cheyenne products with their products. As a consequence, Cheyenne has entered into many OEM agreements with producers of computer and computer-related equipment.

         Management believes that its OEM agreements have made a significant contribution to the growth in the Company's unit sales, because of the enhanced market penetration and visibility that resulted from the investments in advertising and promotion that OEM companies normally undertake. There are more than 20 OEM agreements currently in force. No one OEM relationship produced more than 5% of Cheyenne's revenues in FY95. Total OEM revenues, excluding those of Bit, were $7.9 million or about 35% of total revenues in FY92, were $13.3 million or about 23% of total revenues in FY93, were $13.3 million or about 14% of total revenues in FY94, and were $15.3 million or about 12% of total revenues in FY95. During the last two years, as Cheyenne's ARCserve product has become more readily available throughout the world via Distribution, the need for OEM customers to bundle the product has lessened. Distributors now bundle ARCserve with many different hardware devices and provide the value-added services to customers that were previously the responsibility of the OEM. As a result of this change in the marketplace, Distributor sales have grown more rapidly than OEM sales.

         Below is a brief description of Cheyenne's major OEM agreements listed alphabetically.

         1) Compaq - In FY93, Cheyenne optimized ARCserve 4.0 for use with
            ------
Compaq's full family of System Pro/XL network servers. Shipments to Compaq started in FQ4/93. This enhanced the relationship between Cheyenne and Compaq, which began in FY92 when the two companies created a Technical Support Alliance.

         In FQ1/95 Cheyenne announced an agreement with Compaq which provides for the distribution of ARCserve 4.x and 5.x on Smartstart CD-ROM. During FQ1/95, Compaq began shipping software CD's with each ProLiant and ProSignia server. The Smartstart CD includes ARCserve 5.01 for NetWare, Windows Edition and ARCserve 4.05 for NetWare, DOS Edition. This agreement represents the first CD-ROM distribution of ARCserve and appears to mark the beginning of a general change in the way the Company's software will be distributed throughout the world. In FQ395, Compaq also began distribution of ARCserve for NT on SmartStart CD-ROM.

         2) Computer Associates - A technology and marketing partnership with
            -------------------
Computer Associates ("CA") was established in FQ4/93 which enables CA to employ Cheyenne's extensive LAN storage technology with all CA's OS/2 based network backup and archiving systems. Cheyenne's agent technology provides common access to a diverse list of network clients such as Windows, DOS, OS/2 and UNIX. Cheyenne is providing CA-Unicenter with complete support for the storage media that clients depend upon in networks of PCs. In FQ1/96, Cheyenne announced the expansion of its relationship with CA by establishing a technology partnership to integrate Cheyenne's multi-platform storage management software with the CA-Unicenter environment. As a result, CA-Unicenter users will have access to a wide variety of essential data and storage services including disaster recovery, data protection, hierarchical storage management, and on-line database backup/restore for the NetWare, Windows NT and UNIX operating system environments. The final terms of the expanded relationship will be subject to a definitive agreement, currently being negotiated.

         3) Hewlett Packard - In FY95, HP's Bristol division and Cheyenne
            ---------------
entered into an agreement to bundle ARCserve with HP's SureStore tape drives as HP's premier solution. HP offers ARCserve for NetWare, ARCsolo for Windows and ARCsolo for OS/2 under the agreement. HP has offered Cheyenne products in previous years under earlier agreements.

         4) IBM - In FQ3/93, Cheyenne and EduQuest, the IBM Educational Systems
            ---
Company entered into an OEM relationship in which ARCserve is being bundled with IBM's 4mm and 8mm DAT Tape drives. EduQuest specializes in the development and marketing of technology solutions designed for elementary and secondary school levels (K-12) which assist teachers and administrators in improving the quality of education for America's children. During FY94, Cheyenne furthered its relationship with IBM by becoming a Business Partner with the Personal Software Products group although no significant revenues have resulted from this relationship.

         5) Intel - An agreement was signed during June 1991 jointly to develop
            -----
a specialized LAN storage management system entitled Storage Express in which Cheyenne's ARCserve technology is included. The product was introduced to the marketplace during September 1992. A non-refundable advance against future royalties was earned by Cheyenne. Additional royalties were earned during FY94 and FY95 when ongoing shipments of Storage Express exceeded those covered by the original advance. Also, additional small non-recurring fees were earned by Cheyenne as Intel incorporated Cheyenne's most current technology in its Storage Express product.

         C. MAJOR ACCOUNTS - During FY92, the Company initiated a Major Account
            --------------
sales program in which Cheyenne sales employees directly call on LAN administrators of Fortune 1000 companies. These potential customers can buy Cheyenne product through local value-added resellers (VAR's), distributors or directly from Cheyenne. Many large companies have found it convenient to deal directly with Cheyenne on a "site license" basis in which the Company provides a "golden master" disk that enables the customer to produce Cheyenne's software product, as needed.

         Revenues from these type of sales in FY94 were $1,534,000 and grew to $3,108,000 in FY95.

         D. DIRECT SALES - The Company in FY95 expanded its work force focusing
            ------------
on direct sales of upgrades and other products. The Company also has contracted with outside third parties to assist in this direct marketing and sales project. This project, initiated with an outside company, began in FQ494. The project increased sales of Cheyenne's secondary products, as well as upgrades and sales directly to end-users. The costs associated with this project are relatively high compared to revenues thus far.

FY95 Acquisitions
-----------------

         On December 19, 1994, the Company acquired certain assets and assumed certain liabilities of NETstor, Inc. (NETstor), a developer of Hierarchical Storage Management software products for the UNIX computer platform in the network storage management market, for $1,150,000 of cash and $200,000 of additional future contingent payments. The acquisition has been accounted for as a purchase and the operating results of NETstor are included in the consolidated statement of earnings from the date of acquisition. In connection with the acquisition, the Company in FQ295 recorded a $547,000 expense for purchased research and development and $94,000 of capitalized software, which is included in other assets and is being amortized on a straight line basis over two years.

         On March 30, 1995, the Company acquired the DataJET product line and certain other assets and assumed certain liabilities of NetFRAME Systems, Inc. (NetFRAME). DataJET is an image based, high performance software backup product for NetWare file servers. Cheyenne made an $801,000 cash payment for DataJET and will pay royalties to NetFRAME based on the Company's sales of products utilizing the DataJET technology. The acquisition has been accounted for as a purchase. In connection with the acquisition, the Company in FQ395 recorded a $704,000 expense for purchased research and development.

         The technological feasibility of the in-process technology related to the NETstor and DataJET product acquisitions was not yet established at the dates of acquisition and the technology has no alternative use.

Research & Development
----------------------

         Cheyenne primarily develops its software products internally. However, outside contractors and third party publishers are used for the development or supply of software that provides certain aspects of some products.

         Cheyenne's industry is characterized by rapid technological change, resulting in continuing pressure for price/performance improvements in response to advances in computer software and hardware technology. Cheyenne believes that its future success will depend, in large part, on its ability to enhance and develop its software products satisfactorily to meet specific market needs and to maintain its technological leadership. As noted above, Cheyenne has introduced products that function in many different operating system environments. ARCserve(R) and related Cheyenne software products currently offer users the ability to back up the data from Microsoft DOS, Windows and NT, MacIntosh and certain UNIX workstations connected to a Novell NetWare network. A substantial portion of Cheyenne revenues are derived from products that work in the Novell NetWare network operating system environment. Novell faces increasing competition from a number of sources in the network environment, including Microsoft. Microsoft may enjoy certain competitive advantages over Novell, which may enable Microsoft to compete effectively against Novell in the market for network operating systems. As a result, sales of Cheyenne products into the Novell network marketplace may be affected.

         In FY95, Cheyenne began to ship a version of ARCserve(R) that operates natively in the Microsoft NT environment, which offers users the ability to back up data from Microsoft NT servers and workstations not connected to a Novell NetWare network. Some of Cheyenne's competitors also offer native Microsoft NT backup. The market for Microsoft NT backup products is in the early stages of development and it is too soon to predict whether Cheyenne will obtain market share in the NT market similar to the Company's market share in the NetWare market. Cheyenne is also developing anti-virus and communications software products for the NT marketplace. Failure to succeed in the NT market could have a material adverse affect on Cheyenne's operating results, especially if NT becomes the dominant network operating system.

         Cheyenne has developed hierarchical storage management products for the NetWare and UNIX markets. Cheyenne also continues to develop backup products directed at the UNIX operating system environment, some of which natively operate in those environments. UNIX operating systems are now increasingly competitive with Novell NetWare and Microsoft NT operating systems. Cheyenne's competitive position in these markets is presently insignificant, but is expected by the Company to improve during the next few years.

         There can be no assurance that Cheyenne's efforts to develop Microsoft NT, additional UNIX and other products will be technologically successful, that any resulting products will achieve market acceptance or that Cheyenne will elect to develop software products for the operating environments that ultimately are accepted by the marketplace. The failure to do so may have a materially adverse affect on the Company.

         The computer software industry has experienced delays in its product development and 'debugging' efforts, and Cheyenne has experienced such delays and could experience additional delays in the future. Significant delays in developing, completing or shipping new or enhanced products and/or the inability of such products to perform as expected could adversely affect Cheyenne in a number of ways, including a loss of competitiveness of Cheyenne's products, negative publicity and delayed purchasing decisions, and could, therefore, adversely affect Cheyenne's financial results. Furthermore, it can be expected that as products become more complex, development cycles will become longer and more expensive.

         Cheyenne intends to continue the use of strategic acquisitions to provide certain technology for its overall product strategy. Cheyenne completed two acquisitions during FY95 and anticipates the acquisition of other companies and products in the future. In addition to the significant business risks associated with acquisitions, which include the failure to combine the companies in an efficient and timely manner, the failure to coordinate research and development and sales efforts, the failure to retain key personnel and the failure to integrate the acquired products into Cheyenne's product mix, Cheyenne may incur significant acquisition expenses for legal, accounting and financial advisory services and other costs related to the combination of the companies. These costs, when added to the consideration paid to the Sellers, may have a significant adverse impact on Cheyenne's profitability and financial resources.

         The R&D staff at the end of FY95 increased to 130 engineers, programmers and documentation specialists from 94 at the end of FY94. This group is responsible for developing new software products and enhancing, documenting and supporting existing software products. In addition, a group of 55 engineers/testers are employed in testing and quality control of Cheyenne software products versus 32 last year.

Technical Support
-----------------

         The technical and customer support staff that is responsible for training OEM customers, distributors, resellers and end-users, as well as responding to all technical questions from customers throughout the world, now numbers 136 employees versus 80 last year. The expenses associated with technical support were reclassified at the end of FY95 from Research and Development to cost of goods sold. Prior periods have been restated.

Sales and Marketing
-------------------

Fluctuations in Purchasing Patterns
-----------------------------------

         Changes in purchasing patterns of one or more of Cheyenne's major customers could result in material fluctuations in quarterly operating results. Cheyenne's major customers are large, sophisticated businesses which make their own independent purchasing decisions. The timing of new product announcements and introductions by Cheyenne could also have an impact on the purchasing patterns of Cheyenne's major customers. Typically, the personal computer industry experiences some seasonal variations in demand, with weaker sales in the summer months (FQ1) because of customers' vacations and planned shutdowns. This seasonality is more pronounced in Europe.

         Quarterly results are difficult to predict until the end of each quarter and may fluctuate significantly from quarter to quarter. Substantially all of Cheyenne's revenue in each quarter results from orders booked in that quarter because lead times for delivery of Cheyenne's products are typically very short. The difficulty in predicting quarterly revenues is also increased by the fact that a high percentage of Cheyenne's revenues are earned in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month.

Significant Customers
---------------------

         One distributor accounted for greater than 10% of the Company's revenues in FY95 (14%), FY94 (17%) and FY93 (14%). At June 30, 1995, this customer accounted for 26% of Cheyenne's outstanding net trade accounts receivable. The loss of this customer, or any of the other major distributors of Cheyenne's products or their failure to pay for products purchased, could have a material adverse affect on Cheyenne's operating results.

Returns and Exchanges; Price Protection
---------------------------------------

         Like other manufacturers of computer software and hardware products, Cheyenne is exposed to the risk of product returns and exchanges from its distributors. Cheyenne's exchange policy generally allows its distributors, subject to certain limitations, to exchange purchased products. Although certain major distributors and OEM's have return rights, most of Cheyenne's contracts provide for no or only limited return rights.

         The risk of product returns and exchanges may increase if the demand for new products introduced by Cheyenne is lower than Cheyenne anticipates at the time of introduction. Should any new product experience a high rate of bugs or performance difficulties, Cheyenne could experience product returns and exchanges, unexpected warranty expenses and lower than expected revenues in a particular quarter.

         Individual end users may return products to Cheyenne through dealers and distributors within 90 days from the date of purchase. Cheyenne offers a 30 day money back guarantee for certain direct purchases from Cheyenne by individual end users. Such returns have historically been minimal.

         Although Cheyenne believes that it provides an adequate allowance for sales returns and exchanges in its financial statements, there can be no assurance that actual sales returns and exchanges in the future will not exceed Cheyenne's allowance. Product returns or exchanges materially in excess of recorded allowances could result in a material adverse affect on operating results. In FY95, Cheyenne increased the allowance for sales returns and exchanges due to, among other things, new product releases and product upgrades in FY95.

         Cheyenne is also exposed to the impact on its distributors of list price reductions by Cheyenne of its products. As with many other suppliers, Cheyenne provides many of its distributors with some price protection in the event that Cheyenne reduces the list price of its products. Distributors are usually offered some credit for the impact of a list price reduction on the expected revenue from Cheyenne's products in the distributors' inventories at the time of the price reduction. Through June 30, 1995, there have been no price reductions on Cheyenne products and therefore no credits have been issued for list price reductions. However, there can be no assurance that in the future there will not be credits for price protection.

New Channels
------------

         As noted above, a substantial portion of Cheyenne's revenues are derived from products that function in a Novell NetWare operating environment. Cheyenne has introduced products that work in different operating environments, such as Microsoft NT, UNIX and MacIntosh. Some of these type products are not sold in Cheyenne's traditional channel of distribution. The success of these products will therefore in part be determined by Cheyenne's ability to develop and maintain relationships with new channels of distribution. There can be no assurance that Cheyenne will be able to develop these relationships or that such relationships, if developed, will be successful.

         Cheyenne at the end of FY95 had 205 full time employees devoted to its worldwide sales and marketing activities versus 153 people last year. In addition, four of the Company's senior executives spend a significant portion of their time supporting this activity.

         Cheyenne participated in more than 200 trade shows and similar events around the world in FY95 and advertised in many of the industry trade journals. New brochures, new product packaging designs and direct mail advertising programs were also developed and utilized to support the sales campaigns during FY95.

Competition
-----------

         Cheyenne operates in a highly competitive market for computer software products. The success of a product depends upon two factors: (i) the fundamental quality of the product, i.e., whether it carries out the functions that the user expects, smoothly and efficiently; and (ii) the strength of the company marketing and supporting the product. Management is confident that Cheyenne produces high quality products, as demonstrated by the fact that the products which have come to market continue to be favorably reviewed by trade publications and to achieve growing acceptance by major OEM accounts, distributors and end-users.

         The market for network backup computer software is becoming more competitive. This competition is likely to intensify as current competitors expand their product lines and/or enter into relationships with large companies and new companies enter the market. While the Company believes its products are still technologically superior to the competition, many competitors now offer features once only offered by Cheyenne and offer some features not offered by Cheyenne. Novell, Microsoft, IBM and other network operating systems vendors may also offer increased backup functionality in future versions of their respective products. In such event, the market for Cheyenne's ARCserve(R) could be materially adversely impacted.

         While discounts are typically granted from the suggested retail price for most computer software, price competition has not been a major factor to date in the high performance end of the network backup software business in which Cheyenne primarily competes, although price competition in that segment of the market has increased. Significant price competition currently exists in the low performance sector of that market. In FY94, Cheyenne introduced an OEM network backup product into the low performance sector. The introduction of this product into the low performance sector may have adversely affected sales of Cheyenne's high performance product. Cheyenne believes that price competition, with its attendant reduced profit margins, may also emerge as a more significant factor in the high performance sector. Some of Cheyenne's competitors also have significantly greater financial resources, research and development, marketing resources and customer support organizations than Cheyenne.

         The competitors of Cheyenne include computer companies which develop software for use with their own equipment and software development companies such as Novell, Inc., Computer Associates International, Inc., IBM, Palindrome, a subsidiary of Seagate Corporation, Sterling Software, Symantec Corporation, Tecmar, EMC Corp., Microsoft Corp., Arcada Software, a subsidiary of Connor Peripherals, Intel, Legato Systems, Inc. and other software developers. Some of these competitors license and distribute Cheyenne technology.

Proprietary Information, Patents and Trademarks
-----------------------------------------------

         Cheyenne currently relies on copyright, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. Cheyenne has registered certain patents in the United States and has other United States patents pending and intends to file further patent applications. No assurance can be given that any Cheyenne patent will provide protection for Cheyenne's competitive position or that the patents pending will be issued or, if issued, will provide protection for Cheyenne's competitive position. Although Cheyenne intends to protect patent rights vigorously, there can be no assurance that these measures will be successful. Additionally, no assurance can be given that the claims on any patents held by Cheyenne will be sufficiently broad to protect Cheyenne's technology.

         In addition, no assurance can be given that any patents issued to Cheyenne will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to Cheyenne. The loss of patent protection on Cheyenne's technology or the circumvention of its patent protection by competitors could have a material adverse effect on Cheyenne's ability to compete successfully in its business.

         The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. Cheyenne believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can, however, be no assurance that third parties will not assert claims against Cheyenne with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third party technology. Cheyenne receives such claims from time to time. In the event of litigation to determine the validity of any third party claims, such litigation could result in significant expense to Cheyenne and divert the efforts of Cheyenne's technical and management personnel, whether or not such litigation is determined in favor of Cheyenne.

         In the event of an adverse result in any such litigation, Cheyenne could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that Cheyenne would be successful in such development or that any such licenses would be available. In addition, the laws of certain countries in which Cheyenne's products are or may be developed, manufactured or sold may not protect Cheyenne's products and intellectual property rights to the same extent as the laws of the United States.

         As set forth and further disclosed in Item 3 (Legal Proceedings), Cheyenne (along with some of its competitors) is the subject of a patent litigation suit.

         Executive officers and employees have agreed to assign to Cheyenne certain technical and other information and patent rights, if any, acquired by them during their employment by Cheyenne. Executive officers and employees have also agreed not to use or disclose any confidential information for a period of at least one year following the termination of their employment.

         Cheyenne applied for and received Federal Trademark Registrations for Cheyenne(R) in 1986, for ARCserve(R) and Monitrix(R) in FY90, for InocuLAN(R) in FY94 and for ARCsolo(R) in FY95. Certain other Cheyenne marks have been registered or applied for registration in the United States and other countries.

Employees
---------

         As of June 30, 1995, Cheyenne employed 621 persons, consisting of 15 in production, shipping and receiving, 130 engineers, programmers and documentation specialists, 55 engineers/testers responsible for quality assurance, 136 employees providing technical and customer support, 205 in Sales and Marketing (including Europe), 59 in administration and accounting and 21 full time employees at Cheyenne KK in Tokyo. Last year, the Company employed a total of 430 persons on a worldwide basis. None of Cheyenne's employees are represented by a labor union. Cheyenne considers its relations with its employees to be satisfactory.

Past Relationships
------------------

         Cheyenne entered into the microcomputer distribution business in July 1987 via the acquisition of F.A. Computer Technologies, Inc. which then sold shares to the public in 1988 and then merged with Gates Distributing, Inc., forming Gates/FA Distributing, Inc. ("Gates/FA").

         In a secondary offering, Cheyenne sold 801,710 common shares of Gates/FA on June 17, 1992. The Company sold an additional 100,000 common shares of Gates/FA on February 3, 1993. At that time, Cheyenne's ownership of Gates/FA was reduced from 49% to 21.35% of the outstanding shares of common stock of Gates/FA. Thereafter, Cheyenne reflected its investment in Gates/FA in its consolidated financial statements using the equity method of accounting. On August 29, 1994, Cheyenne exchanged its remaining 1,348,290 shares of Gates/FA common stock for 798,996 common shares of Arrow Electronics, Inc. ("Arrow"), a public company. In FY95, the contribution to net income from the Gates/FA equity ownership was therefore only approximately 0.2% of net income.

         The Arrow transaction qualified as a tax-free exchange and resulted in a pre-tax gain of $21,232,000 for financial reporting purposes. After the transaction, Cheyenne owned approximately 2% of Arrow's outstanding common stock. The Company therefore accounted for its investment in Arrow common stock under the cost method of accounting. In FY95, Cheyenne sold its 798,996 shares of Arrow common stock for $30,324,000, which resulted in a net loss of $11,000.

Item 2      Properties
----------------------

         The main offices of Cheyenne were moved from 55 Bryant Avenue, Roslyn, New York to 3 Expressway Plaza, Roslyn Heights, New York during FY93. Due to the Company's rapid expansion, the original lease at 3 Expressway Plaza for 33,000 square feet has been expanded to 44,000 square feet. The basis of the new master lease for 3 Expressway Plaza started January 1, 1993. As of June 30, 1994, the average annual rental expense for the remaining four and a half year term is approximately $1,049,000 per year, exclusive of electricity, certain real estate tax escalations and other related costs.

         In FY95, Cheyenne entered into a lease for a building located at 2000 Marcus Avenue, Lakes Success, New York. The facility is 100,000 square feet. The lease commenced on June 1, 1995 and the average annual rental expense for the seven year term is $1,316,000 per year, exclusive of electricity, certain real estate taxes, escalations and other related costs.

         The Company leases additional facilities, including facilities in Atlanta, Chicago, Austin, Dallas, Miami, Seattle, San Diego, Fremont, Minneapolis, and Canada, France, Germany, the United Kingdom, Japan, Brazil, Mexico, Taiwan and Singapore.

Item 3     Legal Proceedings
----------------------------

         Neither Cheyenne nor any of its subsidiaries is a party to any material pending legal proceedings, other than routine litigation incidental to the business, and other than as set forth below:

1)   Coldata, Incorporated v. Cheyenne Software, Inc.
     ------------------------------------------------

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

2)   In re Cheyenne Software, Inc. Securities Litigation
     ---------------------------------------------------
     Master File No. 94 Civ. 2771 (TCP)

         On or about June 11, 1994, a securities fraud class action complaint, entitled Bell v. Cheyenne Software, Inc., et al., was filed in the United States
         ---------------------------------------
District Court for the Eastern District of New York. The lawsuit names as defendants the Company and several of its officers and directors. In the following weeks, several other similar lawsuits were filed in the Eastern District of New York. The actions allege securities fraud claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, and seek compensatory damages on behalf of all the shareholders who purchased shares between approximately January 24, 1994 and approximately June 17, 1994, as well as attorneys' fees and costs. The gravamen of the actions is that the Company and the individual defendants made misrepresentations and omissions to the public, which caused the Company's stock to be artificially inflated. The suits rely on what is known as the "fraud on the market" theory of liability.

     On July 20, 1994, the Court ordered that all of the actions be consolidated under the caption of In re Cheyenne Software, Inc. Securities
                                  ----------------------------------------
Litigation.  On March 8, 1995, plaintiffs filed an Amended Complaint.  On
----------
March 23, 1995, plaintiffs served a Motion for Class Certification. The Company has contested certain aspects of that Motion, and the Court has yet to issue a ruling. On April 11, 1995, the Company served a Motion to Dismiss certain of the claims alleged in the Amended Complaint. The Motion to Dismiss is expected to be heard in Fall, 1995.

     The defendants deny any and all liability and intend to vigorously defend against the claims.

 3)  Rand v. Oxenhorn, et al.
     ------------------------
     Delaware Chancery Court (New Castle County) No. 13583

         On or about June 27, 1994, a shareholder derivative complaint, entitled Rand v. Oxenhorn, et al., was filed in the Court of Chancery for the State of
------------------------
Delaware in and for New Castle County. The lawsuit, purportedly filed derivatively on behalf of the Company, names as defendants eleven of its present or former officers and directors. The complaint's factual allegations are similar to those of In re Cheyenne Software, Inc. Securities Litigation
                    ---------------------------------------------------
described above. However, instead of securities fraud claims, the action alleges that the defendants breached their fiduciary obligations to the Company. The suit seeks a variety of compensatory damages as well as attorneys fees.

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

4)   SEC Formal Private Investigation
     --------------------------------

         On June 28, 1994, the SEC commenced an informal inquiry into Cheyenne. On or about April 14, 1995, the SEC advised the Company that it had issued a Formal Order of Private Investigation of the Company. The Private Investigation is a continuation of the informal inquiry. The Formal Order, among other things, enables the SEC to utilize its subpoena powers to obtain relevant information from third parties as well as the Company. The Private Investigation relates to possible violations of federal securities laws. The Company has been cooperating and will continue to cooperate fully with the SEC.

5)   JWANCO, Inc., et al. v. Cheyenne Software, Inc. et al.
     ------------------------------------------------------
     California Superior Court (County of Alameda) No. H-183331-1

         On or about May 2, 1995, plaintiffs JWANCO, Inc. (formerly known as Bit Software, Inc.), Jonathan Wan, Yau Ki Chuck, Norman Chan, David Law and David Wong filed an action in the Superior Court of California in and for the County of Alameda against the Company, Cheyenne Communications, Inc., a wholly owned subsidiary of the Company, and several of its officers, directors and employees. The action alleges breach of contract, fraud, wrongful termination, negligent infliction of emotional distress, and a number of other related torts. The essence of the allegations is that the defendants breached agreements and defrauded JWANCO, Inc., and the individual plaintiffs in connection with the Company's acquisition of certain assets and assumption of certain liabilities of Bit Software, Inc. on May 19, 1994. These allegations are substantially similar to those In re Cheyenne Software, Inc. Securities Litigation described above. In
         ---------------------------------------------------
addition, the Complaint alleges, on behalf of plaintiff Jonathan Wan only, wrongful termination and a variety of other causes of action relating to the employment and termination of the employment of Jonathan Wan by Cheyenne Communications. The defendants have removed the action to the United States District Court, and have moved to transfer it to New York. Management of the Company, based on advice of outside legal counsel, does not believe that the ultimate resolution of this lawsuit will have a material adverse affect on the financial position or results of operations of the Company.

         Although no answer has yet been filed, the defendants deny any and all liability and intend to vigorously defend against the claims.

6)   PCPC v. Cheyenne Software, Inc.
     -------------------------------
     United States District Court (District of Delaware) Case No.

         On May 19, 1995, Personal Computer Peripherals Corporation ("PCPC") filed a lawsuit in the United States District Court for the District of Delaware, Case No. 95-301(SLR), naming Cheyenne, Legato Systems, Inc., Arcada Software, Artisoft, Palindrome (a subsidiary of Seagate) and Symantec as defendants. PCPC alleges infringement of patent No. 5,135,065, entitled "Backup Computer Program for Networks" issued to PCPC on July 21, 1992. PCPC is seeking an injunction against infringement of its patent, treble damages, attorneys' fees and other damages. On July 10, 1995, Cheyenne answered the complaint and denied any and all liability. Cheyenne intends to vigorously defend against the claims. Management of the Company, based on advice of outside legal counsel, does not believe that the ultimate resolution of this lawsuit will have a material adverse affect on the financial position or results of operations of the Company.

Item 4      Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------

           None.

                                    PART II
                                    -------

Item 5     Market for Registrant's Common Stock and Related Matters
-------------------------------------------------------------------

         (a) Commencing March 20, 1990, the Registrant's common stock was traded on the American Stock Exchange (the "AMEX") under the symbol of "CYE". From July 7, 1986, through the opening of business on March 28, 1994, the common stock was listed on the Pacific Stock Exchange under the symbol "CYE". From October 3, 1985 through March 20, 1990, the common stock was quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "CHEY".

         The following table sets forth the high and low sales prices for the period July 1, 1993 through June 30, 1995, as reported by the AMEX. The high and low sales prices for the period July 1, 1993 through June 30, 1995 have been adjusted to reflect the 1994 Stock Split paid on March 29, 1994 (as described below).

          QUARTER ENDED                           HIGH          LOW
          -------------                           ----          ---

          September 30, 1993                     $ 26.83       $ 19.25
          December 31, 1993                        25.58         17.67
          March 31, 1994                           30.33         16.92
          June 30, 1994                            28.38          7.00

          September 30, 1994                     $ 13.38       $  7.75
          December 31, 1994                        13.88          9.13
          March 31, 1995                           17.75         13.25
          June 30, 1995                            20.00         12.38

         At a meeting held on February 10, 1994 (the "1994 Stock Split") and a meeting held on February 23, 1993 (the "1993 Stock Split"), the Board of Directors of Cheyenne declared separate three-for two stock splits payable in the form of 50% stock dividends with respect to the issued and outstanding shares of common stock. The 1994 Stock Split was paid on March 29, 1994 to stockholders of record at the close of business on March 1, 1994 and the 1993 Stock Split was paid on April 8, 1993 to stockholders of record at the close of business on March 12, 1993.

         No fractional shares were distributed in connection with either stock split. Each stockholder of record whose total number of shares was not exactly divisible by two, received cash in lieu of fractional shares. The cash was in an amount equal to one-half of the fair market value of a share of common stock after giving effect to the stock split. Such market value was determined on the basis of 66-2/3% of the closing price of Cheyenne's Common Stock reported for the American Stock Exchange composite transactions on each record date.

         (b) As of September 20, 1995, the number of holders of record of the Company was 877.

         (c) Cheyenne has never paid a cash dividend on its common stock. The declaration and payment of future cash dividends by Cheyenne will be determined by the Board of Directors in light of conditions then existing, including Cheyenne's earnings, financial condition, capital requirements, and other circumstances. It is the present policy of Cheyenne's Board of Directors to retain cash and any earnings for the operation and expansion of the Company and, therefore, it is not anticipated that cash dividends will be paid on its common stock in the foreseeable future even if legally permissible.

         (d) On February 23, 1995, Cheyenne announced that the Board of Directors had authorized management to purchase up to 4,000,000 shares of the Company's outstanding common stock. Purchases are dictated by overall financial and market conditions and other factors affecting the operations of the Company.

                  During FY95, Cheyenne purchased 2,035,000 shares of its common stock for approximately $30,458,000, at prices ranging from approximately $13.50 to $17.25 per share.

Item 6     Selected Financial Data (2)
--------------------------------------

         The following information has been summarized from the Registrant's consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in connection with such consolidated financial statements and the related notes thereto.

                                                                          Year Ended June 30
                                                      -------------------------------------------------------------
                                                          1995         1994         1993         1992          1991
                                                          ----         ----         ----         ----          ----
                                                                           (in thousands)
Statement of Operations Data (1)
Revenues                                              $127,927      $97,737      $56,694      $22,353       $ 8,193

Net Income (3)                                         $38,504      $32,538      $20,650     $  8,833       $ 2,089

Income Before Extraordinary Credit
Per Share (3)                                              .97          .82          .53          .17           .05

Net Income Per Share (3)                                   .97          .82          .53          .24          . 06

                                                                                      June 30
                                                      -------------------------------------------------------------
                                                          1995         1994         1993         1992          1991
                                                          ----         ----         ----         ----          ----
                                                                           (in thousands)
Balance Sheet Data
------------------
Total Assets                                          $129,394     $115,387      $65,741      $29,743       $14,461

Working Capital                                        $57,786      $87,378      $48,589      $18,695       $ 3,998

Shareholders' Equity                                  $116,310     $105,071      $61,262      $26,825       $13,106


               (1) All per share data have been restated for all periods
                   presented to reflect the payment on March 29, 1994, April 8, 1993 and March 25, 1992 of three-for-two stock splits.

               (2) The acquisition of the net assets of Bit Software, Inc.
                   ("Bit") in May, 1994 for 140,590 shares of common stock was accounted for under the pooling of interests method and, accordingly, prior year financial data have been restated to include Bit's financial data.

               (3) FY95 net income per share includes a one-time gain, net of income taxes, of $.28 per share in connection with the Company's exchange of 1,348,290 shares of Gates/FA common stock for 798,996 shares of Arrow Electronics common stock.

Item 7      Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------------------
            Results of Operations
            ---------------------

         Despite lower than expected sales in FQ195, sales for FY95 increased 31%. Operating income as a percentage of sales in FY95 (30%) fell from FY94 (46%). This decrease resulted from an increase in operating expenses of 68% over the same time period, primarily consisting of increased expenditures for research and development and selling and marketing. The Company views these expenditures as strategic investments necessary to expand product offerings and to increase market acceptance and penetration of its products.

         Such investments are further necessitated by increased competition. Cheyenne has several key competitors, many of which compete with Cheyenne only in specific segments of the market for network essentials. Cheyenne competes across many segments of the network data storage management market, as well as certain segments of the network security and network communications markets. Development of these markets requires significant resources. The Company believes these investments in broader market segments will result in long term competitive advantages and establish Cheyenne as a leader in this overall market and further establish Cheyenne as the leader in the enterprise network backup market.

         One of the greatest challenges for Cheyenne is to respond quickly and effectively to market changes. The expected significant growth of Microsoft
NT network operating systems will affect the market for Cheyenne's products. The Company has proven itself as the leader in the NetWare network operating systems backup market. The Company now intends to be a major factor in the NT market and also to increase its presence in the UNIX markets as well as maintaining its leadership position in the NetWare market.

         An important change in the software industry also continues. Presently, almost all software products are delivered in shrink-wrapped packages. New techniques, such as electronic distribution (bulletin boards) and CD-ROM are being increasingly considered as the mechanism to deliver software products to the end-user. It is possible that, during this potential transition phase, software revenues may be negatively affected on a short-term basis. Cheyenne experienced such a negative affect on revenues in the first quarter of FY95 when one of its key OEM customers began distribution of Cheyenne and other software products on CD-ROM. Other customers are considering such methods which could create further short-term fluctuations in revenue.

         Market changes create opportunity for the Company. It also creates increased volatility as success is dictated by successful development and market acceptance of new products and responding to changes in distribution mechanisms. Cheyenne is confident that its strong technology and market acceptance will result in continued long term success.

Results of Operation
--------------------

The following table includes a summary of each item from the consolidated statements of earnings as a percentage of revenues. Please refer to this table while reading the following discussion.

                                    TABLE 1
                                    -------

                         Comparison FY95 v FY94 v FY93
                      (in thousands except per share data)

                                                               FY95                        FY94                        FY93
                                                               ----                        ----                        ----

                                                       Amount         Ratio        Amount         Ratio        Amount         Ratio
                                                       ------         -----        ------         -----        ------         -----

Revenues                                             $127,927          100%      $ 97,737          100%      $ 56,694          100%
Cost of Sales                                          21,690        16.95%        11,641        11.91%         6,850        12.08%
                                                       ------        ------        ------        ------         -----        ------

Gross Profit                                          106,237        83.05%        86,096        88.09%        49,844        87.92%

Operating Expenses
   Research & Development                              15,174        11.86%         8,981         9.19%         4,805         8.48%
   Sales & Marketing                                   41,222        32.22%        23,747        24.30%         9,891        17.45%
   General & Administrative                            10,784         8.43%         8,066         8.25%         6,658        11.74%
   Charge for purchased R&D                             1,251         0.98%             0         0.00%             0         0.00%
                                                        -----         -----             -         -----             -         -----

Total Operating Expenses                               68,431        53.49%        40,794        41.74%        21,354        37.67%
                                                      -------        ------       -------        ------       -------        ------

Operating Income                                       37,806        29.55%        45,302        46.35%        28,490        50.25%

Non Operating Income:
   Interest Income                                      3,437         2.69%         1,668         1.71%           871         1.54%
  Other gains, net                                     21,431        16.75%           738         0.76%           400         0.71%
                                                       ------        ------           ---         -----           ---         -----

Total Non-Operating Income                             24,868        19.44%         2,406         2.46%         1,271         2.24%

Income before income taxes &
  Equity in earnings of Gates/FA                       62,674        48.99%        47,708        48.81%        29,761        52.49%

Provision for Income Taxes                             24,255        18.96%        16,742        17.13%        10,510        18.54%
Equity in Earnings of Gates/FA                             85         0.07%         1,572         1.61%         1,399         2.47%
                                                           --         -----         -----         -----         -----         -----

Net Income                                            $38,504        30.10%       $32,538        33.29%       $20,650        36.42%
                                                      =======        ======       =======        ======       =======        ======

   Net Income per share*                                $0.97                       $0.82                       $0.53
                                                        =====                       =====                       =====

Weighted average number of common shares and
equivalents outstanding                                39,617                      39,877                      38,992
                                                       ======                      ======                      ======


*All per share data has been restated for all periods presented to reflect the payments on (i) April 8, 1993 of a three-for-two stock split and (ii)
March 29, 1994 of a three-for-two stock split.

                                                            21


Year Ended June 30, 1995 Compared to Year Ended June 30, 1994*
--------------------------------------------------------------

Revenues
--------

         Cheyenne's revenues increased 31% in FY95 over FY94 to $127,927,000 from $97,737,000.

         A detailed breakdown of sales is shown in Table 2

                                    TABLE 2
                                    -------

                            SOFTWARE SALES BREAKDOWN


                           FY95         %        FY94           %        FY93           %        FY92           %
                           ----         -        ----           -        ----           -        ----           -
Distribution:
     North America        $41,089     32.1      $37,028       37.9       $15,785      27.8        $5,040       22.5
     Europe                45,394     35.5       33,696       34.5        16,792      29.6         4,158       18.6
     Rest of World          7,640      6.0        4,097        4.2         1,888       3.4           510        2.3
                         --------      ---     --------      -----         -----     -----        ------      -----

Total Distribution        $94,123     73.6      $74,821       76.6       $34,465      60.8         9,708       43.4
                          -------     ----      -------       ----       -------      ----         -----       ----

Japan                       7,828      6.0        2,341        2.4           725       1.3            65        0.3

OEM                        15,295     12.0       13,335       13.6        13,308      23.5         7,890       35.3
Major Accounts              3,108      2.4        1,534        1.6         1,316       2.3         -----      -----
Direct and Other (US)       7,573      6.0        5,706        5.8         6,880      12.1         4,690       21.0
                         --------      ---    ---------      -----      --------    ------      --------     ------

Total                    $127,927     100%      $97,737       100%       $56,694      100%       $22,353       100%
                         ========     ====      =======       ====       =======      ====       =======       ====

         As shown, North America Distribution sales increased 11% in FY95, European Distribution sales increased 35%, Rest of World Distribution sales increased 86% (from a low base) and sales to Japan grew 234% (from a low base). The significant increase in distribution sales is attributed to an expanding LAN market, better recognition and acceptance of Cheyenne products in the LAN marketplace, a broader product line, the addition of new distributors, particularly international distributors, and the increased availability of foreign language-translated products. OEM sales increased 15% in FY95, but decreased as a percentage of consolidated sales to 12.0% in FY95 from 13.6% in FY94. Cheyenne distributors around the world are now offering the Company's software products in configurations similar to, and competitive with, those offered by the OEM channel. This trend resulted in increased sales to Cheyenne distributors at the expense of OEM sales. Major Account sales were up 103%, as a result of increased penetration into Fortune 1000 companies. The Company believes that its salespersons also initiated significant sales to Major Account customers that were booked and handled by Cheyenne resellers and distributors and thus were classified as Distribution sales.

Please Refer to Table 1
-----------------------
Gross Profit
------------

         Gross profit represents revenues less cost of sales. In FY95, technical support costs were reflected in cost of sales rather than Research & Development as in previous periods. All past periods have been restated to make them comparable with FY95. Cost of sales consists primarily of technical support costs, production costs, manuals, packaging, order fulfillment, product costs, shipping costs and royalties paid (when applicable) to third parties under licensing agreements. The gross profit margin decreased to 83.0% in FY95 from 88.1% in FY94, primarily due to a significant increase in technical support costs. Excluding technical support costs, FY95 versus FY94 gross margins would have been 90.3% versus 91.0%.

Purchased Research and Development
----------------------------------

         In connection with the acquisition of NETstor, Inc., the Company recorded a $547,000 expense for purchased research and development in FQ295. In connection with the acquisition of the DataJET product line from NetFRAME Systems, Inc., the Company recorded a $704,000 expense for purchased research and development in FQ395. The technological feasibility of the in-process technology was not yet established at the dates of acquisition and the technology had no alternative use.

Research & Development ("R&D")
------------------------------

         R&D expenses increased 69% in FY95 versus FY94. Since sales only increased 31%, R&D as a percentage of sales increased from 9.2% in FY94 to 11.9% in FY95. The increase was due to the Company's significantly broader product line that must be further developed and supported by Cheyenne's engineering and technical personnel. Therefore, additional engineers were added during FY95. The percentage increase in R&D was much greater than the percentage sales increase since developing new and enhancing existing products has become an increasingly more sophisticated and complicated task, requiring even higher manpower levels. The Company believes this investment in a large R&D staff will provide a long-term competitive advantage.

Selling and Marketing Expenses
------------------------------

         Selling expenses increased 74% in FY95 over FY94 and increased as a percentage of sales to 32.2% from 24.3%. The increase was mainly due to additional sales and marketing personnel, particularly in Europe, where less sales support from the Company's traditional distributors is anticipated as new distributors enter this market competing more on price and less on service. Also, expanded marketing programs and promotions and increased expenditures on direct sales to end-users of upgrades, etc. were factors in the increase.

General and Administrative Expenses (G&A)
-----------------------------------------

         G&A expenses include the costs of the finance department, human resources, legal, audit, reception, office and facilities management, rent, utilities, employee benefits, depreciation and amortization, etc. G&A expenses increased 34% in FY95 over FY94, and slightly increased as a percentage of sales to 8.4% from 8.3%. The main factor was increases in legal fees arising from the class action securities litigation and the SEC Formal Private Investigation. Higher depreciation costs were also incurred, due to increases in investments in capital equipment and facilities throughout the world. The cost of an expanded intellectual property protection program and start-up costs in new countries were also factors in increased G&A expenses.

Interest Income
---------------

         Interest income for the year increased to $3,437,000 up from $1,668,000 in FY94. The gain was due to increased cash, cash equivalents and investment balances, most of which was generated from operations, and the exercise of stock options. Cash, cash equivalents and investments grew to $71,435,000 at June 30, 1995 from $69,431,000 at the end of FY94. The Company employs the services of three outside fixed income investment managers to manage its portfolio of mainly tax exempt bonds.

Other Gains
-----------

         In connection with its sale of Gates F/A shares, Cheyenne realized a pre-tax gain of $21,232,000 in FQ195 for financial reporting purposes.

Provision for Income Taxes
--------------------------

         The provision for income taxes for FY95 was $24,255,000 or 38.6% of pretax income. Excluding the Federal and State increases in the rate due to the excess tax gain on the sale of Gates/FA shares, the effective income tax rate for FY95 would have been approximately 34%. Such rate is lower than the combined Federal and State statutory rate due mainly to the benefits from the Company's Foreign Sales Corp. (FSC), tax exempt investment income and R&D tax credits.

Equity in Earnings of Gates/FA
------------------------------

         The equity in earnings of Gates/FA in FY95 was $85,000 versus $1,572,000 in FY94, because in FQ195, Cheyenne exchanged its 1,348,290 shares of Gates/FA common stock for 798,996 shares of Arrow common stock. Prior to its sale of the Arrow shares, Cheyenne accounted for its Arrow investment under the cost method of accounting.



Per Share Data
--------------

         The net income per share in FY95 was $0.97 per share, including a one time net gain, net of income taxes, of 26 cents per share, as a result of the exchange of Gates/FA shares for Arrow shares and the write-off of purchased R & D related to the two acquisitions in FY95, versus $0.82 per share in FY94. The weighted average number of common shares and equivalents outstanding decreased to 39,617,000 shares versus 39,877,000 shares last year. The number of shares decreased mainly due to the share repurchase program discussed above, although this was offset by an increase in shares due to stock option exercises, new stock option grants and the increase in share price in FY95.

Year Ended June 30, 1994 Compared to Year Ended June 30, 1993*
--------------------------------------------------------------

Please refer to Table 1 and Table 2.

Revenues
--------

         Cheyenne's revenues increased 72% in FY94 over FY93 to $97,737,000 from $56,694,000. As previously mentioned, the Company's results have been restated for the acquisition in May, 1994 of Bit Software, Inc. accounted for as a pooling of interests. The increase in revenues in FY94 was primarily for the same reasons noted for FY95.

Gross Profit
------------

         After reclassification of technical support expenses to cost of sales in FY94 and FY93, the gross profit margin increased to 88.1% in FY94 from 87.9% in FY93.

Research & Development
----------------------

         After reclassification of technical support expenses to cost of sales in FY94 and FY93, R&D expenses increased 87% in FY94 versus FY93. Since sales only increased 72%, R&D as a percentage of sales increased from 8.5% in FY93 to 9.1% in FY94. The increase was due to the Company's significantly broader product line that must be further developed and supported by Cheyenne's engineering and technical personnel. Therefore, additional engineers were added during FY94. The percentage increase in R&D and technical personnel was much greater than the percentage sales increase since developing new and enhancing existing products has become an increasingly more sophisticated and complicated task, requiring even higher manpower levels.

Selling and Marketing Expenses
------------------------------

         Selling expenses increased 140% in FY94 over FY93 and increased as a percentage of sales to 24.3% from 17.4%. The increase was mainly due to additional sales and marketing personnel.

General and Administrative Expenses (G&A)
-----------------------------------------

         G&A expenses increased 21% in FY94 over FY93, but decreased as a percentage of sales to 8.2% from 11.7%. The main reason for the decrease was that many G&A expense items such as rent, telephone and utilities which were fully charged to G&A in past years, were also allocated to R&D and Selling and Marketing expenses in FY94 due to the increased significance of these functions. If this expense allocation change was also made to FY93 amounts, the G&A percentage for FY93 would have been similar to the percentage for FY94. Legal and accounting expenses relative to the Bit acquisition are included in FY94 expenses, and depreciation and amortization in FY94 increased to $1,792,000 versus $802,000 in FY93. The increase was due to expenditures relating mainly to the purchase of computers, test equipment and furniture and fixtures in expanded offices throughout the world.

Interest Income
---------------

         Interest income for FY94 increased to $1,668,000 up from $871,000 in FY93. The gain was due to increased cash, cash equivalents and investment balances, most of which was generated from operations, and the exercise of stock options. Cash, cash equivalents and investments grew to $69,431,000 at June 30, 1994 from $36,101,000 at the end of FY93.

Other Gains
-----------

         During FQ494, the Company settled a lawsuit with Legato Systems, Inc. for $649,000, net of related expenses, arising out of an advertisement placed by Legato. In addition, the Company had an insignificant gain from the sale of shares in a minor investment. The gain in FY93 relates to the gain on the sale of a portion of the Company's investment in Gates/FA.

Provision for Income Taxes
--------------------------

         The provision for income taxes for FY94 was $16,742,000 or 34.0% of pretax income. This effective income tax rate was lower than the expected Federal and State effective rate of approximately 38% due mainly to the benefit from the Foreign Sales Corp. (FSC) the Company formed on July 1, 1992, tax exempt investment income and R&D tax credits.

Equity in Earnings of Gates/FA
------------------------------

         The equity in earnings of Gates/FA in FY94 was $1,572,000 versus $1,399,000 in FY93.

Per Share Data
--------------

         The net income per share in FY94 was $0.82 per share versus $0.53 per share in FY93. The weighted average number of common shares and equivalents outstanding increased to 39,877,000 shares in FY94 versus 38,992,000 shares in FY93. The number of shares increased mainly due to stock option exercises plus shares issued in the Bit Software acquisition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company has no debt and $71,202,000 in cash, cash equivalents and investments as of June 30, 1995. Cash, cash equivalents and investments increased during FY95 due to cash generated from operations of $13,326,000 (net of an approximate $12,000,000 income tax payment related to the sale of Arrow common stock) and $1,520,000 of cash received from the exercise of employee stock options. All accounts payable are current, and accounts receivable collections average about 77 days, versus 72 days at the end of FY94. Net accounts receivables increased 34% versus FY94 on a sales increase of 31%. Cheyenne received approximately $30,324,000 in cash in connection with the sale of 798,996 shares of Arrow common stock in FY95. Cheyenne paid out approximately $30,458,000 of cash in connection with the repurchase of 2,035,000 of its shares in FY95.

         Capital expenditures were $10,974,000 in FY95 versus $5,290,000 in FY94. The largest type of capital expenditure was for computers and software for the Company's increased number of personnel. Cheyenne also made significant investments in equipment, furniture, fixtures, test equipment, new computers, new communications and MIS equipment on a worldwide basis. Further increases in capital expenditures are expected in FY96 as the Company adds additional office space and begins to utilize the facility at 2000 Marcus Avenue noted above. Management believes its current cash and investment position coupled with anticipated cash flow from operations, will be more than adequate to meet anticipated cash requirements in FY96. No financing for current operations will be required during the near future.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                 (Item 14 (a))

                  The following financial statements of the Registrant are
included in Item 8 and appear following Item 14:
                                                                                               Page
                                                                                               ----

Report of Independent Auditors                                                                   F - 1

Consolidated Balance Sheets:
         June 30, 1995 and 1994                                                                  F - 2

Consolidated Statements of Earnings:

         Years ended June 30, 1995, 1994 and 1993                                                F - 3

Consolidated Statements of Shareholders' Equity:

         Years ended June 30, 1995, 1994 and 1993                                                F - 4

Consolidated Statements of Cash Flows:

         Years ended June 30, 1995, 1994 and 1993                                                F - 5

Notes to Consolidated Financial Statements                                                       F - 6


         The following Schedules are included in Part IV of this Report. Other schedules are omitted because of (i) the absence of conditions requiring the filing of such Schedules or (ii) the inclusion of the applicable information in the consolidated financial statements included in this Report.


Schedule II   -   Valuation and Qualifying Accounts                                              S - 1


Item 9.           Changes in and Disagreements with Accountants on
-------           ------------------------------------------------
                  Accounting and Financial Disclosure.
                  ------------------------------------

         None.

                                    PART III
                                    --------

Item 10.         Directors and Executive Officers of the Registrant.
--------         ---------------------------------------------------

         Incorporated herein by reference is the information to appear under the caption "Election of Directors" in the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than October 30, 1995.


Item 11.         Executive Compensation.
--------         -----------------------

         Incorporated herein by reference is the information to appear under the caption "Executive Compensation" in the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than October 30, 1995.


Item 12.         Security Ownership of Certain Beneficial Owners and Management.
--------         ---------------------------------------------------------------

         Incorporated herein by reference is the information to appear under the caption "Principal Stockholders; Shares Held by Management" in the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than October 30, 1995.


Item 13.         Certain Relationships and Related Transactions.
--------         -----------------------------------------------

         Incorporated herein by reference is the information to appear under the caption "Certain Transactions" in the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than October 30, 1995.

                              PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------
                  (a)      The following documents are filed as part of this
                           Report:

                           1.       Consolidated Financial Statements
                                    ---------------------------------

                                    See the Index to Consolidated Financial
Statements included in Item 8 of this Report for a description of the consolidated financial statements filed as part of this Report.

                           2.       Financial Statement Schedules
                                    -----------------------------
                                    See the Index to Consolidated Financial
Statements included in Item 8 of this Report for a description of the financial statement schedules filed as part of this Report.

                           3.       Exhibits incorporated by reference or filed
with this Report:

Number   Exhibits
-----    --------

  3.1             Certificate of Incorporation of Cheyenne, as amended.  (See
                  Exhibit 4.1).

  3.2 Restated By-laws of the Registrant, incorporated herein by reference to Exhibit 2 to Cheyenne's Current Report on Form 8-K, dated December 2, 1986.

  3.3             Restated By-Laws of Cheyenne as of October 7, 1993.

  4.1 Certificate of Incorporation of Cheyenne, incorporated herein by reference to Exhibit 3.1 to Cheyenne's Registration Statement on Form S-1, No. 33-8113
                  ("Cheyenne's 1986 Registration Statement").

  4.2 Certificate of Amendment of the Certificate of Incorporation of Cheyenne (increase in authorized capital stock), incorporated herein by reference to
                  Exhibit 3.1 to Cheyenne's 1986 Registration Statement.

  4.3 Certificate of Amendment of the Certificate of Incorporation of Cheyenne (limited personal liability for Directors for monetary damages) incorporated herein by reference to
                  Exhibit 1 to Cheyenne's Current Report on Form 8-K, dated December 2, 1986.

  4.4 Certificate of Amendment of the Certificate of Incorporation of Cheyenne.

_10.1.3 Employment Agreement between Cheyenne and Eli Oxenhorn, dated October 1, 1991.

@10.1.4 Amendment to Employment Agreement between Cheyenne and Eli Oxenhorn, dated October 7, 1993.

<10.5.2           Employment Agreement between Cheyenne and Alan Kaufman, dated
                  January 1, 1993.

@10.5.3 Amendment to Employment Agreement between Cheyenne and Alan Kaufman, dated October 7, 1993.

 10.10 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.9 to Cheyenne's 1986 Registration Statement.

 10.11 Form of Non-Qualified Stock Option, incorporated herein by reference to Exhibit 10.10 to Cheyenne's 1986 Registration Statement.

+10.13.3 Letter Agreement, dated September 19, 1990, between Cheyenne and Bartony Realty, for additional space at 55 Bryant Avenue, Roslyn, New York.

^10.13.4 Letter Agreements, dated February 25, 1991 and June 3, 1991, between Cheyenne and Dr. Richard Linchitz, for additional space at 55 Bryant Avenue, Roslyn, New York.

_10.13.5 Lease, dated June 30, 1992, between Cheyenne and LKM Expressway Plaza Limited Partnership, as amended.

<10.13.7          First Modification of Lease Agreement, dated February 1,
                  1993, between Cheyenne and LKM Expressway Plaza Limited Partnership.

<10.13.8          Lease, dated August 31, 1993, between Cheyenne and Plaza
                  North Company.

@10.13.9 Second Modification of Lease Agreement, dated October 25, 1993, between Cheyenne and LKM Expressway Plaza Limited Partnership.

<10.42.3          Employment Agreement between Cheyenne and Elliot Levine,
                  dated September 1, 1992.

@10.42.4 Amendment to Employment Agreement between Cheyenne and Elliot Levine, dated October 7, 1993.

 10.42.5 Amendment to Employment Agreement between Cheyenne and Elliot Levine, dated October 24, 1994.

 10.42.6 Amendment to Employment Agreement between Cheyenne and Elliot Levine, dated August 30, 1995.

 10.52 Cheyenne's 1987 Non-Qualified Stock Option Plan, incorporated herein by reference to Cheyenne's Proxy Statement, Commission File No. 1-9189, for the Annual Meeting of Stockholders held on December 1, 1987.

 10.53 Cheyenne's 1989 Incentive Stock Option Plan, incorporated herein by reference to Cheyenne's Proxy Statement, Commission File No. 1-9189, for the Annual Meeting of Stockholders held on November 30, 1989.

^10.54 Employment Agreement between Cheyenne and ReiJane Huai, dated September 5, 1991.

@10.54.1 Amendment to Employment Agreement between Cheyenne and ReiJane Huai, dated October 7, 1993.

^10.55            Deferred Compensation Agreement between Cheyenne and Elliot
                  Levine.

^10.56            Cheyenne 401(K) Plan.

@10.57.1 Employment Agreement between Cheyenne and James P. McNiel, dated May 4, 1992.

@10.57.2          Amendment to Employment Agreement between Cheyenne and James
                  P. McNiel, dated October 7, 1993.

<10.59            Deferred Compensation Agreement between Cheyenne and ReiJane
                  Huai.

<10.61            Employment Agreement between Cheyenne and Lisa Merkin, dated
                  September 27, 1993.

 10.62 Cheyenne's 1992 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit C to Cheyenne's Proxy Statement, dated November 5, 1992, Commission File No. 1-9189, for the Annual Meeting of Stockholders held on December 16, 1992.

<10.63            Cheyenne's 1987 Non-Qualified Stock Option Plan, as amended.

<10.64            Cheyenne's 1989 Incentive Stock Option Plan, as amended.

@10.65            Cheyenne Communications, Inc. 1993 Stock Option Plan for
                  Directors.

@10.66            Consulting and Noncompetition Agreement between Cheyenne and
                  Eli Oxenhorn.

 10.67 Employment Agreement between Cheyenne and Michael B. Adler, Esq., dated July 1, 1995.

 10.68            Employment Agreement between Cheyenne and Yuda Doron, dated
                  June 8, 1995.

 10.69 Employment Agreement between Cheyenne and Doris Granatowski, dated November 16, 1994.

 10.70 Lease Agreement between Cheyenne and Elan Associates, dated December 20, 1994.

 10.71 Cheyenne's 1987 Non-Qualified Stock Option Plan, as amended during the fiscal year ended June 30, 1995.

 10.72 Cheyenne's 1989 Incentive Stock Option Plan, as amended during the fiscal year ended June 30, 1995.

 21.              Subsidiaries of the Company.

 23.              Consent of KPMG Peat Marwick LLP.

 27.              Financial Data Schedule.


  / Option information reflects three-for-two stock splits effected on March 25, 1992, April 8, 1993 and March 29, 1994 by Cheyenne.

  + Incorporated herein by reference to the correspondingly numbered Exhibit to Cheyenne's Annual Report on Form 10-K, for the year ended June 30, 1990.

  ^ Incorporated herein by reference to the correspondingly numbered Exhibit to Cheyenne's Annual Report on Form 10-K, for the year ended June 30, 1991.

  _ Incorporated herein by reference to the correspondingly numbered Exhibit to Cheyenne's Annual Report on Form 10-K, for the year ended June 30, 1992.

  <               Incorporated herein by reference to the correspondingly
                  numbered Exhibit to Cheyenne's Annual Report on Form 10-K, for the year ended June 30, 1993.

  @ Incorporated herein by reference to the correspondingly numbered Exhibit to Cheyenne's Annual Report on Form 10-K, for the year ended June 30, 1994.

_________________

(b)      Reports on Form 8-K:


                               None

                             Independent Auditors' Report
                             ----------------------------


             Shareholders and Board of Directors
             Cheyenne Software, Inc. and Subsidiaries:


             We have audited the consolidated financial statements of Cheyenne Software, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cheyenne Software, Inc. and subsidiaries as of June 30, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

             As discussed in note 11(b) to the consolidated financial statements, the Company is a defendant in a class action lawsuit. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.




                                           KPMG PEAT MARWICK LLP


             Jericho, New York
             August 18, 1995

                                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                                           Consolidated Balance Sheets

                                              June 30, 1995 and 1994


                             Assets                                                            1995         1994
                             ------                                                            ----         ----
                                                                                                 (In thousands)
Current assets:
    Cash and cash equivalents                                                             $     15,592       11,629
    Short-term investments                                                                      15,088       57,802
    Accounts receivable, less allowance for doubtful accounts
       of $1,302,000 and $611,000, respectively                                                 31,201       23,231
    Deferred income taxes                                                                        1,400           --
    Prepaid expenses and other current assets                                                    6,218        3,983
                                                                                              --------     --------

                    Total current assets                                                        69,499       96,645

Investment in Gates/FA                                                                              --        9,019
Long-term investments                                                                           40,522           --
Fixed assets, net                                                                               16,511        8,567
Other assets                                                                                     2,862        1,156
                                                                                              --------     --------

                    Total assets                                                          $    129,394      115,387
                                                                                              ========     ========

              Liabilities and Shareholders' Equity
              ------------------------------------

Current liabilities:
    Accounts payable                                                                             5,962        3,679
    Accrued expenses                                                                             5,751        2,984
    Income taxes payable                                                                            --        2,604
                                                                                              --------     --------

                    Total current liabilities                                                   11,713        9,267

Deferred income taxes                                                                            1,352        1,030
                                                                                                 -----        -----
                    Total liabilities                                                           13,065       10,297
                                                                                                ------       ------

Minority interest in subsidiary                                                                     19           19

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                       --           --
    Common stock, par value $.01 per share; 75,000,000 shares authorized;
       39,313,861 and 38,785,915 shares issued and outstanding                                     393          388
    Additional paid-in capital                                                                  53,008       50,085
    Retained earnings                                                                           93,046       54,542
    Foreign currency translation adjustment                                                        464           56
    Net unrealized loss on investments                                                           (143)           --
    Treasury stock, at cost; 2,035,000 shares                                                 (30,458)           --
                                                                                              --------     --------


                    Total shareholders' equity                                                 116,310      105,071
                                                                                               -------      -------
                    Total liabilities and shareholders' equity                            $    129,394      115,387
                                                                                              ========     ========

See accompanying notes to consolidated financial statements.

                                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Earnings

                                    Years ended June 30, 1995, 1994 and 1993




                                                                                    1995        1994        1993
                                                                                    ----        ----        ----
                                                                              (In thousands, except per share data)

Revenues                                                                      $    127,927      97,737      56,694
Cost of sales                                                                       21,690      11,641       6,850
                                                                                   -------      ------      ------

                Gross profit                                                       106,237      86,096      49,844
                                                                                   -------      ------      ------
Operating expenses:
    Research and development                                                        15,174       8,981       4,805
    Selling and marketing                                                           41,222      23,747       9,891
    General and administrative                                                      10,784       8,066       6,658
    Charge for purchased research and development                                    1,251        --          --
                                                                                   -------      ------      ------

                Total operating expenses                                            68,431      40,794      21,354
                                                                                   -------      ------      ------
Operating income                                                                    37,806      45,302      28,490

Non-operating income:
    Interest income                                                                  3,437       1,668         871
    Other gains, net                                                                21,431         738         400
                                                                                   -------      ------      ------

                Total non-operating income                                          24,868       2,406       1,271
                                                                                   -------      ------      ------

Income before income taxes and equity in earnings of Gates/FA                       62,674      47,708      29,761

Provision for income taxes                                                          24,255      16,742      10,510

Equity in earnings of Gates/FA                                                          85       1,572       1,399
                                                                                   -------      ------      ------

Net income                                                                    $     38,504      32,538      20,650
                                                                                   =======      ======      ======

Net income per share                                                          $       .97         .82         .53
                                                                                   =======      ======      ======

Weighted average number of common shares and
    equivalents outstanding                                                         39,617      39,877      38,992
                                                                                   =======      ======      ======

        See accompanying notes to consolidated financial statements.

                                                                 CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                                                              Consolidated Statements of Shareholders' Equity

                                                                 Years ended June 30, 1995, 1994 and 1993


                                                                      Common stock                                     Foreign
                                                                 ----------------------       Additional               currency
                                                                   Number                      paid-in     Retained  translation
                                                                  of shares      Amount        capital     earnings   adjustment
                                                                  ---------      ------        -------     --------   ----------
                                                                                                                   (In thousands)
Balances at June 30, 1992                                           15,726       $   157        25,314        1,354         --

   Three-for-two common stock split                                  7,793            78           (78)          --         --
   Issuance of common stock on exercise of
      stock options                                                  1,455            15         4,682           --         --
   Tax benefit from exercise of stock options                           --            --         8,848           --         --
   Transactions involving affiliate's common stock                      --            --           (23)          --         --
   Common stock issued in connection with acquisition                  143             1           231           --         --
   Foreign currency translation adjustment                              --            --            --           --         33
   Net income for the year ended June 30, 1993                          --            --            --       20,650         --
                                                                   -------       -------       -------     --------     ------

Balances at June 30, 1993                                           25,117           251        38,974       22,004         33

   Three-for-two common stock split                                 12,812           128          (128)          --         --
   Issuance of common stock on exercise of
      stock options                                                    857             9         5,314           --         --
   Tax benefit from exercise of stock options                           --            --         5,975           --         --
   Transactions involving affiliate's common stock                      --            --           (50)          --         --
   Foreign currency translation adjustment                              --            --            --           --         23
   Net income for the year ended June 30, 1994                          --            --            --       32,538         --
                                                                   -------       -------       -------     --------     ------

Balances at June 30, 1994                                           38,786           388        50,085       54,542         56

   Issuance of common stock on exercise of
      stock options                                                    532             5         1,515           --         --
   Tax benefit from exercise of stock options                           --            --         1,882           --         --
   Transactions involving affiliate's common stock                      --            --          (474)          --         --
   Adjustment to common stock issued in
      connection with acquisition                                       (4)           --            --           --         --
   Purchase of treasury stock                                           --            --            --           --         --
   Foreign currency translation adjustment                              --            --            --           --        408
   Net unrealized loss on investments                                   --            --            --           --         --
   Net income for the year ended June 30, 1995                          --            --            --       38,504         --
                                                                   -------       -------       -------     --------     ------

Balances at June 30, 1995                                           39,314       $   393        53,008       93,046        464
                                                                    ======           ===        ======       ======        ===



                                                                       Net
                                                                    unrealized           Treasury stock
                                                                                  ---------------------------
                                                                     loss on      Number
                                                                   investments   of shares         Amount
                                                                   -----------   ---------         ------
                                                                               (In thousands)

Balances at June 30, 1992                                                --           --      $        --

   Three-for-two common stock split                                      --           --               --
   Issuance of common stock on exercise of
      stock options                                                      --           --               --
   Tax benefit from exercise of stock options                            --           --               --
   Transactions involving affiliate's common stock                       --           --               --
   Common stock issued in connection with acquisition                    --           --               --
   Foreign currency translation adjustment                               --           --               --
   Net income for the year ended June 30, 1993                           --           --               --
                                                                         --           --               --

Balances at June 30, 1993                                                --           --               --

   Three-for-two common stock split                                      --           --               --
   Issuance of common stock on exercise of
      stock options                                                      --           --               --
   Tax benefit from exercise of stock options                            --           --               --
   Transactions involving affiliate's common stock                       --           --               --
   Foreign currency translation adjustment                               --           --               --
   Net income for the year ended June 30, 1994                           --           --               --
                                                                         --           --               --

Balances at June 30, 1994                                                --           --               --

   Issuance of common stock on exercise of
      stock options                                                      --           --               --
   Tax benefit from exercise of stock options                            --           --               --
   Transactions involving affiliate's common stock                       --           --               --
   Adjustment to common stock issued in
      connection with acquisition                                        --           --               --
   Purchase of treasury stock                                            --        2,035          (30,458)
   Foreign currency translation adjustment                               --           --               --
   Net unrealized loss on investments                                  (143)          --               --
   Net income for the year ended June 30, 1995                           --           --               --
                                                                      -----        -----          -------

Balances at June 30, 1995                                              (143)       2,035      $   (30,458)
                                                                       ====        =====          =======

See accompanying notes to consolidated financial statements.

                                                  CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                                                    Consolidated Statements of Cash Flows

                                                  Years ended June 30, 1995, 1994 and 1993

                                                                                           1995          1994          1993
                                                                                           ----          ----          ----
                                                                                                   (In thousands)
Operating activities:
    Net income                                                                         $   38,504        32,538       20,650
    Adjustments to reconcile net income to net cash provided by operating activities:
          Gain on sale of Gates/FA common stock                                           (21,232)           --         (754)
          Tax benefit from exercise of stock options                                        1,882         5,975        8,848
          Equity in earnings of Gates/FA                                                      (85)       (1,572)      (1,399)
          Loss on sale of Arrow Electronics common stock                                       11            --           --
          Charge for purchased research and development                                     1,251            --           --
          Depreciation and amortization                                                     3,587         1,792          802
          Minority interest in subsidiary                                                      --            --           19
          Change in assets and liabilities, net of effects from acquisitions:
             Increase in accounts receivable                                               (7,721)       (9,073)      (9,295)
             Increase in prepaid expenses and other current assets                         (2,187)       (2,071)        (692)
             Increase in other assets                                                      (1,211)         (802)        (189)
             Increase in accounts payable, accrued expenses and
                income taxes payable                                                        1,605         5,685        1,323
             Deferred income taxes                                                         (1,078)          802          (37)
                                                                                         --------       -------      -------

                Net cash provided by operating activities                                  13,326        33,274       19,276

Investing activities:
    Purchases of fixed assets                                                             (10,974)       (5,290)      (3,959)
    Purchases of investments                                                              (29,265)      (51,916)     (26,631)
    Proceeds from sales and maturities of investments                                      31,033        17,320       14,873
    Net proceeds from sale of Arrow Electronics common stock                               30,324            --           --
    Payment for acquisition of NETstor                                                     (1,150)           --           --
    Payment for acquisition of DataJET technology                                            (801)           --           --
                                                                                         --------       -------      -------

                Net cash provided by (used in) investing activities                        19,167       (39,886)     (15,717)

Financing activities:
    Net cash proceeds from sale of Gates/FA common stock                                       --            --        1,236
    Proceeds from exercise of stock options                                                 1,520         5,323        4,697
    Purchase of treasury stock                                                            (30,458)           --           --
                                                                                         --------       -------      -------
                Net cash (used in) provided by financing activities                       (28,938)        5,323        5,933
                                                                                         --------       -------      -------

Effect of exchange rate changes on cash                                                       408            23           33
                                                                                         --------       -------      -------

                Increase (decrease) in cash and cash equivalents                            3,963        (1,266)       9,525

Cash and cash equivalents at beginning of year                                             11,629        12,895        3,370
                                                                                         --------       -------      -------

Cash and cash equivalents at end of year                                               $   15,592        11,629       12,895
                                                                                         ========       =======      =======
Supplemental information
------------------------

Noncash investing and financing activities:
    Issuances of and other transactions related to
       affiliate's common stock                                                        $    (474)         (50)         (23)
                                                                                         ========       =======      =======

Cash paid during the year for income taxes                                             $   26,723        6,949        1,201
                                                                                         ========       =======      =======

See accompanying notes to consolidated financial statements.

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 1995



      (1)  Business and Significant Accounting Policies
           --------------------------------------------

           Business
           --------

           Cheyenne Software, Inc. and its subsidiaries (Cheyenne or the Company) are engaged in the development, sale and support of software products for use in microcomputers and computer systems mainly for Local Area Network (LAN) and Wide Area Network (WAN) applications.

           On July 1, 1992, Cheyenne Software International, Inc., a wholly-owned subsidiary operating as a foreign sales corporation
             (FSC), was incorporated in the U.S. Virgin Islands. On February 1, 1993, the Company commenced operations of a 95% owned Japanese subsidiary, Cheyenne Software KK, to produce and market certain of the Company's products in Japan. Subsequent to June 30, 1995, the Company acquired the 5% minority interest in Cheyenne Software KK for a nominal amount. During fiscal 1995 and 1994, Cheyenne established wholly owned subsidiaries in France, Germany, the United Kingdom and Canada to provide sales and support of its software products in those countries.

           In February 1993, Cheyenne acquired the net assets of Applied
             Programming Technologies, Inc. (APT) for 214,286 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests. Revenues and net earnings of APT for years prior to the acquisition are insignificant in relation to the Company's consolidated results. Accordingly, prior year's consolidated financial statements were not restated for this acquisition.

           On May 19, 1994, Cheyenne acquired the net assets of Bit Software
             Inc. (Bit), which develops and markets communication software products, for 140,590 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods prior to the merger. Prior to the merger, Bit used a fiscal year ending December 31. Accordingly, the restated financial statements combine the Company's June 30, 1994 and 1993 financial statements with Bit's June 30, 1994 and December 31, 1993 financial statements, respectively. Bit's revenue for the six months ended December 31, 1993 was $2,675,000, Bit had no transactions during that period which changed stockholders' equity and Bit's results of operations for that period were approximately breakeven, thus there was no adjustment to retained earnings from changing its fiscal year. There were no intercompany transactions between Cheyenne and Bit.

           Separate results of the combining entities for the years ended June
             30, 1994 and 1993 are as follows (in thousands):

                                              1994   1993
                                              ----   ----
                            Revenues:
                             Cheyenne      $92,863  50,735
                             Bit             4,874   5,959
                                             -----   -----

                                           $97,737  56,694
                                            ======  ======

                            Net income (loss):

                             Cheyenne       32,699  20,628
                             Bit             (161)      22
                                           ------   ------

                                           $32,538  20,650
                                           =======  ======

                                                                (Continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

         On December 19, 1994, the Company acquired certain assets and assumed certain liabilities of NETstor, Inc. (NETstor), a developer of Hierarchical Storage Management software products for the UNIX computer platform in the network storage management market, for $1,150,000 of cash and $200,000 of additional future contingent payments. The acquisition has been accounted for as a purchase and the operating results of NETstor are included in the consolidated statement of earnings from the date of acquisition. In connection with the acquisition, the Company recorded a $547,000 expense for purchased research and development and $94,000 of capitalized software which is included in other assets in the accompanying balance sheet and is being amortized on a straight line basis over two years.

         On March 30, 1995, the Company acquired the DataJET product line and certain other assets and assumed certain liabilities of NetFRAME Systems, Inc. (NetFRAME). DataJET is an image based, high performance software backup product for NetWare file servers. Cheyenne made cash payments aggregating $801,000 for DataJET and will pay royalties to NetFRAME based on the Company's sales of products utilizing the DataJET technology. The acquisition has been accounted for as a purchase. In connection with the acquisition, the Company recorded a $704,000 expense for purchased research and development.

         The technological feasibility of the in-process technology related to the NETstor and DataJET product acquisitions was not yet established at the dates of acquisition and the technology had no alternative use. The revenues and net earnings for NETstor and the DataJET product for the years prior to the acquisition were insignificant compared to the Company's consolidated results.

         Consolidation Policy
         --------------------

         The consolidated financial statements include the accounts of Cheyenne Software, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         Revenue and Profit Recognition
         ------------------------------

         The Company recognizes revenue from software licenses and sales and the sale of upgrades or enhancements to customers at delivery provided no significant vendor and post-contract customer support
           (PCS) obligations remain and collectibility of the resulting receivables is probable. Revenue attributable to PCS included in site-license agreements, primarily consisting of free upgrades for a specified period, is deferred and recognized over the period it is earned. Development fee income is recognized ratably during the software development period and royalty income is recognized when earned. The Company provides a liability for future PCS (primarily telephone customer support) related to revenue recorded, which is included in accrued liabilities in the accompanying balance sheets. The Company also provides for estimated product returns and exchanges, rebates and co-op advertising costs, which are reflected as reductions to accounts receivable in the accompanying balance sheets since the Company grants credits for such items. The provision for returns and exchanges reduces revenues and the provision for co-op advertising is included in sales and marketing expenses. Technical support costs are included in cost of sales.

                                                                  (continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

           Cash Equivalents
           ----------------

           The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

           Investments
           -----------

           Effective July 1, 1994, the Company adopted Statement of Financial
             Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires that investments in such securities be designated as trading, held-to-maturity or available-for-sale. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings. Available-for-sale securities are reported at fair value with unrealized gains and losses included in shareholders' equity. Securities which are classified as held-to-maturity are reported at amortized cost. The adoption of SFAS No.115 had no effect on the Company's consolidated statement of earnings for the year ended June 30, 1995 and the prior years' financial statements were not restated.

           While it is the Company's general intent to hold securities until maturity, management will occasionally sell particular securities for cash flow purposes. Accordingly, at June 30, 1995, all the Company's investments have been classified as available for sale.

           Investment in Gates/FA
           ----------------------

           As discussed in note 2(b), on August 29, 1994 Cheyenne sold its remaining shares of Gates F/A common stock in exchange for Arrow Electronics, Inc. (Arrow) common stock. Cheyenne accounted for its investment in Gates/FA using the equity method of accounting, which reflected the cost of the Company's investment adjusted for its proportionate share of the net income or loss and capital transactions of Gates/FA.

           Fixed Assets
           ------------

           Fixed assets are stated at cost. Amortization of leasehold improvements is provided for over the lesser of the term of the related leases or the estimated life of the assets, and depreciation of equipment, furniture and fixtures, and purchased computer software is provided for over their estimated useful lives. The straight-line method is used for financial reporting purposes, and an accelerated method is used, where applicable, for income tax purposes.

           Software Development Costs
           --------------------------

           Costs associated with the development and enhancement of proprietary software are expensed as incurred. Such costs that could be capitalized pursuant to FASB Statement No.86 are immaterial due to the short period of time and minimal costs incurred between when the Company's products reach technological feasibility and when they are available for general release to the public.

           Income Taxes
           ------------

           Effective July 1, 1993, the Company adopted Statement of Financial
             Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
             109).  SFAS 109 requires deferred tax assets and liabilities to
             ____
                                                                (Continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior year's financial statements were not restated to apply the provisions of SFAS 109 and its adoption did not have a significant impact on the Company's net earnings for the year ended June 30, 1994.

           Pursuant to the deferred method under APB 11, which was applied in fiscal 1993, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

           Common Stock
           ------------

           Cheyenne's Certificate of Incorporation was amended on December 15,
             1994 to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

           Earnings Per Share
           ------------------

           Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. All references to number of shares and per share data have been restated for all periods presented to reflect the three-for-two stock splits (note 6).

           Foreign Currency Translation
           ----------------------------

           Assets and liabilities of the Company's foreign subsidiaries have been translated at rates of exchange at the end of the period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity.

           Treasury Stock
           --------------

           On February 23, 1995, the Board of Directors of the Company authorized management to purchase up to 4,000,000 shares of the Company's outstanding common stock. Purchases are dictated by overall financial and market conditions and other factors affecting the operations of the Company. During fiscal 1995, Cheyenne purchased 2,035,000 shares of its common stock for approximately $30,458,000, at prices ranging from approximately $13.50 to $17.25 per share. Treasury stock is recorded at cost.

           Reclassification
           ----------------

           Certain prior year information has been reclassified to conform with the 1995 presentation format.



                                                                (Continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES


   (2)  Investment in Gates/FA Distributing, Inc. (Gates/FA) and Arrow Electronics, Inc.
        --------------------------------------------------------------------------------
        (a)  At June 30, 1992, Cheyenne owned 24.2% (1,448,290 common shares) of Gates/FA, a distributor of microcomputers, software and computer peripheral equipment.  On February 3, 1993, Cheyenne sold
             100,000 shares of Gates/FA common stock and recognized a gain of approximately $754,000.  This transaction resulted in a reduction of Cheyenne's ownership interest in Gates/FA to approximately
             21.5% (1,348,290 common shares).

        (b)  On August 29, 1994, Cheyenne exchanged its remaining
             1,348,290 shares of Gates/FA common stock for 798,996 common shares of Arrow, a public company. The transaction qualified as a tax-free exchange and resulted in a pre-tax gain of $21,232,000 for financial reporting purposes. After the transaction, Cheyenne owned approximately 2% of Arrow's outstanding common stock. Accordingly, the Company accounted for its investment in Arrow common stock under the cost method of accounting.

        (c) During the third and fourth quarters of fiscal 1995, Cheyenne sold its Arrow common stock for $30,324,000, which resulted in a net loss of approximately $11,000.

        (3)  Investments
             -----------

             At June 30, 1995, the amortized costs and related fair values of investments are as follows (in thousands):


                                                                                 Gross       Gross
                                                         Amortized     Fair   unrealized  unrealized
                                                            cost       value     gains      losses
                                                            ----       -----     -----      ------
             Available-for-sale:
                 Municipal debt                        $    37,956     37,736      20       (240)
                 U.S. Treasury bills and notes               9,555      9,555      --         --
                 U.S. government agencies debt               4,841      4,829      20        (32)
                 Preferred securities                        3,393      3,393      --         --
                 Corporate debt                                 98         97      --         (1)
                 Equity securities                             150        240      90         --
                                                          --------    -------   -----     -------

                                                       $    55,993     55,850     130       (273)
                                                          ========    =======   =====     =======


         Of the above investments, $15,088, $240 and $40,522 are included in the balance sheet captions "short-term investments", "other assets" and "long-term investments", respectively.



                                                              (Continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

           The contractual maturities of debt securities at amortized cost are as follows:


                                                          Within 1      1 to 5     5 to 10  After 10
                                                            year        years       years     years     Totals
                                                            ----        -----       -----     -----     ------
                                                                               (In thousands)
                  Municipal debt                       $     5,190      24,360     1,306     7,100      37,956
                  U.S. Treasury bills and notes              5,564       3,991        --        --       9,555
                  U.S. government agencies debt              1,934       2,907        --        --       4,841
                  Preferred securities                       2,400         993        --        --       3,393
                  Corporate debt                                --          98        --        --          98
                                                            ------      ------     -----     -----      ------
                                                       $    15,088      32,349     1,306     7,100      55,843
                                                            ======      ======     =====     =====      ======


           At the time the Company implemented SFAS 115 during the first quarter of fiscal 1995, management decided to classify certain investments as held-to-maturity due to its having the positive intent and ability to hold those securities to maturity. During the fourth quarter of fiscal 1995, the Company sold a portion of its securities classified as held-to-maturity prior to their maturity dates to purchase treasury stock. The amortized cost of these securities was approximately $16,683,000 and the net realized gain amounted to approximately $5,000.

           Proceeds from the sale of available-for-sale securities (Arrow common stock; note 2(c)) was approximately $30,324,000 in fiscal 1995, which resulted in a net realized loss of approximately $11,000.

           Short-term investments at June 30, 1994 consisted of the following:


                                                                     Fair
                                                         Cost        value
                                                         ----        -----

                   Municipal debt                  $    39,509       38,887
                   U.S. Treasury bills and notes         5,849        5,849
                   Preferred securities                  5,704        5,704
                   Corporate debt                        4,485        4,480
                   Government agencies debt              2,255        2,173
                                                         -----        -----

                                                   $    57,802       57,093
                                                        ======       ======


                                                                (Continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

        (4)  Fixed Assets
             ------------

             Fixed assets consist of the following:

                                                                  June 30,
                                                              ----------------
                                                               1995       1994
                                                               ----       ----
                                                                (In thousands)

                Computer equipment                       $    14,143       6,871
                Purchased computer software                    3,083         818
                Leasehold improvements                         1,646         972
                Office equipment                               2,175       1,508
                Furniture and fixtures                         2,049       1,559
                Trade show equipment                             586         317
                                                             -------     -------
                                                              23,682      12,045
                Less accumulated depreciation
                    and amortization                           7,171       3,478
                                                             -------     -------

                                                         $    16,511       8,567
                                                             =======     =======

        (5)  Income Taxes
             ------------

             Income tax expense consists of:

                                          Current     Deferred     Total
                                          -------     --------     -----
                                               (In thousands)
                   1995:
                       Federal        $    21,249       (906)       20,343
                       State                3,306       (172)        3,134
                       Foreign                778         --           778
                                          -------    -------       -------

                                      $    25,333     (1,078)       24,255
                                          =======    =======       =======

                   1994:
                       Federal             13,714        720        14,434
                       State                2,226         82         2,308
                                          -------    -------       -------

                                      $    15,940        802        16,742
                                          =======    =======       =======
                   1993:
                       Federal              8,942        (34)        8,908
                       State                1,608         (6)        1,602
                                          -------    -------       -------

                                      $    10,550        (40)       10,510
                                          =======    =======       =======



                                                                (Continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

           The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax asset and liability at June 30, 1995 and 1994 are as follows:

                                                                            1995     1994
                                                                            ----     ----
                                                                            (In thousands)
                   Deferred tax assets:
                       Allowance for doubtful accounts receivable       $     487       231
                       Accrual for product returns and exchanges              646       240
                       Other                                                  267        70
                                                                            -------    ------

                                                                        $   1,400       541
                                                                            =====       ===
                   Deferred tax liabilities:
                       Fixed assets depreciation                              853       518
                       Equity in earnings of Gates/FA                          --       823
                       Other                                                  499       230
                                                                            -------    ------

                                                                        $   1,352     1,571
                                                                            =====     =====

           Management of the Company has determined, based upon historical pre-tax earnings and expected taxable income in the future, that it is more likely than not that the Company will realize its deferred tax assets and therefore, no valuation allowance is warranted.

           The following is a reconciliation of the provision for income taxes to the "expected" amounts computed by applying the statutory Federal income tax rate to the Company's income before income taxes:

                                                    1995                   1994                    1993
                                                    ----                   ----                    ----
                                                                       (In thousands)
Computed "expected" income tax
   expense                                $    21,966    35.0%    $    17,248    35.0%    $    10,594    34.0%
Increase (decrease) in income taxes
   resulting from:
      State income taxes, net of
         Federal benefit                        2,037     3.3           1,500     3.0           1,057     3.4
      Foreign income tax rate differential        428      .7              --      --              --      --
      Excess tax gain on sale of
         Gates/FA common stock                  1,779     2.8              --      --             106      .3
      Equity in earnings of Gates/FA               --      --              --      --            (306)   (1.0)
      Foreign Sales Corporation
         (FSC) benefit                           (809)   (1.3)         (1,244)   (2.5)           (862)   (2.7)
      Tax-exempt investment income               (919)   (1.5)           (452)    (.9)            (26)    (.1)
      Research and development
         tax credit                              (227)    (.4)           (374)    (.8)             --      --
      Other                                        --      --              64      .2             (53)    (.2)
                                              -------    ----         -------    ----         -------    ----

Provision for income taxes                $    24,255    38.6%    $    16,742    34.0%    $    10,510    33.7%
                                              =======    ====         =======    ====         =======    ====


                                                                (Continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

      (6)  Stock Splits
           ------------

           On February 10, 1994, the Company's Board of Directors declared a three-for-two stock split, payable in the form of a 50% stock dividend (1994 Stock Split) which was distributed on March 29, 1994 to holders of record on March 1, 1994. On February 23, 1993, the Company's Board of Directors declared a three-for-two stock split payable in the form of a 50% stock dividend (1993 Stock Split) which was distributed on April 8, 1993 to holders of record on March 12, 1993.

           The par value of the additional 12,812,458 and 7,792,516 shares of common stock issued in connection with the 1994 and 1993 Stock Splits, respectively, was transferred to common stock from additional paid-in capital. All references to number of shares (except shares authorized), per share data and stock option plan data have been restated for all periods presented to reflect the stock splits.

      (7)  Stock Options
           -------------

           1984 Incentive Stock Option Plan
           --------------------------------

           Cheyenne adopted an incentive stock option plan (1984 Plan) and has reserved 1,687,500 shares for issuance to key employees. Options are not exercisable until two years after their grant and expire if not exercised within five years. The number of shares that may be exercised under the option are limited, on a cumulative basis, to not more than 25% in the first year in which they become exercisable, 50% in the second year, and 100% thereafter. Options may not be granted at less than the fair market value of the underlying shares at date of grant.

           1989 Incentive Stock Option Plan
           --------------------------------

           Cheyenne has adopted an incentive stock option plan (1989 Plan) and has reserved 4,806,250 shares, as amended, for issuance to key employees. Options are not exercisable until two years after their grant and expire if not exercised within five years. The 1989 Plan was amended during fiscal 1995 to increase the maximum term for which options are exercisable from five to seven years. The number of shares that may be exercised under the option are limited, on a cumulative basis, to not more than 25% in the first year in which they become exercisable, 50% in the second year, and 100% thereafter. Options may not be granted at less than the fair market value of the underlying shares at the date of grant. The option price may be paid in cash or with previously owned stock.

           Nonqualified Stock Option Plan
           ------------------------------

           In December 1987, a nonqualified stock option plan (1987 Plan) was adopted and 4,237,500 common shares have been reserved, as amended, for issuance to officers, directors and employees of the Company at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the Option Committee of the Board of Directors. Option prices may be paid in cash or with previously owned common stock.

           The 1987 Plan was amended in fiscal 1995 to include consultants as eligible for grants under the 1987 Plan and the maximum term for which options are exercisable was increased from five to seven years.

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

           Directors' Plan
           ---------------

           In fiscal 1993, a stock option plan for outside directors
             (Directors' Plan) was adopted and 405,000 common shares have been reserved for issuance to members of the Board of Directors who are not employees (Outside Directors). Pursuant to the plan, each Outside Director will receive options to purchase 16,875 shares of common stock on January 1 of each calendar year that such director serves the Company in such capacity, commencing January 1, 1993. All stock options granted under the Directors' Plan are
             immediately exercisable.   The exercise price per share of each
             option will be equal to the fair market value of the shares of common stock on the date of grant. Each option granted under the Directors' Plan expires upon the earlier of five years following the date of grant or one year following the date an Outside Director ceases to serve in such capacity, provided that the option is exercised within the five years after the date of its grant. No grants may be made under the Directors' Plan subsequent to the earlier to occur of January 2, 1997 or the issuance of common stock or exercise of options pursuant to the Directors' Plan equal to the maximum number of shares of common stock reserved for under the Directors' Plan.

           Other Stock Options
           -------------------

           During the year ended June 30, 1993, certain key personnel exercised nonqualified stock options to purchase 388,125 shares of common stock at $1.19 per share. In addition, during the years ended June 30, 1994 and 1993, certain directors exercised nonqualified stock options to purchase 67,500 and 286,875 shares of common stock, respectively, at $1.41 per share.

           A summary of activity under the 1984 Plan, 1989 Plan, the 1987 Plan, and the Directors' Plan, which have all been restated to reflect the stock splits, is as follows:

                                                         Number of        Option price
                                                          shares        range per share
                                                          ------        ---------------
                 Outstanding at June 30, 1992            3,579,075      $   1.11-21.33

                 Granted                                   833,700          8.95-17.42
                 Exercised                             (1,508,412)           1.11-3.52
                 Canceled                                 (27,000)           1.15-1.67
                                                     ------------

                 Outstanding at June 30, 1993            2,877,363          1.11-21.33

                 Granted                                 1,171,951          18.58-21.33
                 Exercised                             (1,113,738)           1.11-8.95
                 Canceled                                 (76,650)          1.67-21.33
                                                     ------------

                 Outstanding at June 30, 1994            2,858,926          1.11-21.33

                 Granted                                 2,241,110          8.63-13.75
                 Exercised                               (531,844)           1.11-8.94
                 Canceled                                (125,526)          8.63-21.33
                                                      -----------
                 Outstanding at June 30, 1995            4,442,666          3.51-21.33
                                                      ============

                                                                (Continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

           At June 30, 1995, 1,129,151 options were exercisable and options to purchase 1,831,728 shares were available for future grant under all stock option arrangements. The exercise prices of all nonqualified stock options were equal to the fair market value of the underlying shares at date of grant.

      (8)  Operating Leases
           ----------------

           Cheyenne leases office facilities under noncancellable operating leases. The leases expire through 2003 and are subject to escalation clauses for taxes and other expenses. Future minimum rentals required as of June 30, 1995 are as follows:

                    Year ending June 30:
                      1996                   $   2,579,000
                      1997                       3,368,000
                      1998                       3,204,000
                      1999                       2,920,000
                      2000                       2,274,000
                      Thereafter                 3,496,000
                                               -----------

                                             $  17,841,000
                                               ===========


           Rent expense was $1,995,000, $1,121,000 and $592,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

     (9)   Employee Benefit Plans
           ----------------------

           Effective May 1, 1991, Cheyenne established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees meeting certain eligibility requirements. For the years ended June 30, 1995, 1994 and 1993, Cheyenne provided a matching contribution of $242,000, $142,000 and $82,000, respectively, which was equal to 25% of each participant's contribution up to a maximum of 16% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions after 3 years. The Company does not provide its employees any other postretirement or postemployment benefits.

     (10)  Business and Credit Concentrations and Export Sales
           ---------------------------------------------------

           The majority of the Company's customers are original equipment manufacturers and distributors of computer equipment and software. There was one customer that accounted for greater than 10% of the Company's revenues in fiscal 1995 (14%), fiscal 1994 (17%) and fiscal 1993 (14%). At June 30, 1995, there were four customers which accounted for more than five percent of the Company's outstanding accounts receivable, aggregating 40% of accounts receivable.





                                                                (Continued)

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

           Export sales by geographic area are as follows (in thousands):

                                 1995      1994       1993
                                 ----      ----       ----

                 Europe        $48,802    35,156    20,584
                 Canada          2,219     3,159     2,052
                 Rest of World   8,580     4,099     1,900
                                ------    ------    ------

                               $59,601    42,414    24,536
                                ======    ======    ======

   (11)  Legal and Other Matters
         -----------------------

         (a) In fiscal 1994, the Company received $649,000 in settlement of a lawsuit, net of related expenses, from Legato Corp. arising out of an advertisement placed by Legato, which is included in other gains in the accompanying consolidated statement of earnings.

         (b) In June 1994, a securities fraud class action complaint was filed against the Company and several of its officers and directors. The actions allege securities fraud claims under
             Section 10(b) and 20 of the Securities Exchange Act of 1934 whereby it was alleged that the Company and the individual defendants made misrepresentations and omissions to the public which caused the Company's stock to be artificially inflated, and seek compensatory damages on behalf of all the shareholders who purchased shares between approximately January 24, 1994 and approximately June 17, 1994, as well as attorneys' fees and costs. In addition, there is a shareholder derivative complaint alleging that certain officers and directors breached their fiduciary obligations to the Company. The defendants deny any and all liability and intend to vigorously defend against the claims. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

             On or about April 14, 1995, the Securities and Exchange Commission
             (SEC) advised the Company that it had issued a Formal Order of Private Investigation of the Company related to possible violations of federal securities laws, which was the continuation of an informal inquiry which began in June 1994. The Company has been cooperating with the SEC.

         (c) In May 1995, JWANCO, Inc. (formerly known as Bit Software,
             Inc.), and various related individuals filed an action against the Company, Cheyenne Communications, Inc., a wholly owned subsidiary of the Company, and several of its officers, directors and employees. The action alleges breach of contract, fraud, wrongful termination, negligent infliction of emotional distress and a number of other related torts. The essence of the allegations is that the defendants breached agreements and defrauded JWANCO, Inc., and the individual plaintiffs in connection with the Company's acquisition of certain assets and assumption of certain liabilities of Bit Software, Inc. on May 19, 1994. These allegations are substantially similar to those described in note 11(b) above. In addition, the complaint alleges, on behalf of one individual plaintiff only, wrongful termination and a variety of other causes of action relating to his employment and termination of the employment by the Company. Management of the Company, based on advice from its legal counsel, does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial position or results of operations of the Company.

                       CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

      (d) In May 1995, Personal Computer Peripherals Corporation (PCPC) filed an action against the Company and five other defendants alleging patent infringement. Cheyenne has filed its answer to the complaint in which it denied patent infringement on its part and in which it asserted affirmative defenses and counterclaims. The relief sought by the complaint is a preliminary and permanent injunction, a judgment of willful infringement, an accounting of sales, revenues and profits, unspecified damages to be trebled, reasonable attorney's fees and other related costs. Management of the Company, based on advice from its legal counsel, does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial position or results of operations of the Company.

 (12)  Interim Financial Information (Unaudited)
       -----------------------------------------

       The following is a summary of selected quarterly financial data for the fiscal years ended June 30, 1995 and 1994 (in thousands, except per share data):

                        September 30,     December 31,        March 31,           June 30,            Total
                      -----------------  --------------     ------------     ----------------- ---------------
                       1994      1993     1994     1993    1995      1994    1995      1994    1995      1994
                       ----      ----     ----     ----    ----      ----    ----      ----    ----      ----

Revenues           $   21,652   20,043   29,611   24,196   35,636   28,364   41,028   25,134  127,927    97,737
Operating income        5,062    9,946    9,585   12,487   10,770   14,839   12,389    8,030   37,806    45,302
Other gains, net       21,232       --     (379)      89      315       --      263      649   21,431       738
Income taxes           12,108    3,606    3,406    4,502    4,116    5,512    4,625    3,122   24,255    16,742
Net income             14,938    7,057    6,613    8,706    7,975   10,258    8,978    6,517   38,504    32,538
                       ------  -------  -------  -------  -------   ------  -------  ------- --------   -------

Net income
     per share     $      .38      .18      .17      .22      .20      .25      .23      .16      .97       .82
                       ======  =======  =======  =======  =======   ======  =======  ======= ========   =======

                                                                                                    Schedule II
                                                                                                    -----------

                                 CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                                     Valuation and Qualifying Accounts





                                                                        Charged
                                          Balance at     Charged to     to other                     Balance
                                          beginning      costs and      accounts -   Deductions -     at end
       Description                        of period      expenses       describe      describe       of period
       -----------                        ---------      --------       --------      --------       ---------
Year ended June 30, 1995:
   Allowance for doubtful accounts      $    611,000    1,079,000            --       388,000 (1)   1,302,000
                                             =======    =========      ========       =======       =========

Year ended June 30, 1994:
   Allowance for doubtful accounts      $    436,500      634,800            --       460,300 (1)     611,000
                                             =======    =========      ========       =======       =========

Year ended June 30, 1993:
   Allowance for doubtful accounts      $    174,100      398,400            --       136,000 (1)     436,500
                                             =======    =========      ========       =======       =========

(1)  Uncollectible amounts written off, net of recoveries.

                                 SIGNATURES
                                 ----------





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CHEYENNE SOFTWARE, INC.


Date:  September 27, 1995           By:/s/ ReiJane Huai
                                       ---------------------------------
                                           ReiJane Huai, Chairman of the
                                           Board, President and Chief
                                           Executive Officer (principal
                                           executive officer)


Date:  September 27, 1995           By:/s/ Elliot Levine
                                       ---------------------------------
                                           Elliot Levine, Executive Vice
                                           President, Senior Financial Officer
                                           and Treasurer (principal financial
                                           and accounting officer)



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



September 27, 1995                    /s/  Rino Bergonzi
                                      --------------------------------------
                                             Rino Bergonzi, Director



September 27, 1995                    /s/  Richard F. Kramer
                                      --------------------------------------
                                             Richard F. Kramer, Director



September 27, 1995                    /s/  Bernard D. Rubien
                                      --------------------------------------
                                             Bernard D. Rubien, Director



September 27, 1995                    /s/  Ginette Wachtel
                                      --------------------------------------
                                             Ginette Wachtel, Director