Form 10-K/A
period 1995-06-30
CHEYENNE SOFTWARE INC
filed 1995-10-30
CIK 738830

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-K/A

                              Amendment No. 1
                                 (Mark One)

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

   For the transition period from                     to
                                  ---------------------------------------

                        Commission File Number 1-9189
                                               ------

                           CHEYENNE SOFTWARE, INC.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


           Delaware                                            13-3175893
--------------------------------------------------     -------------------------
(State or other jurisdiction of organization)          (I.R.S. Employer Identi-
                                                          fication No.)

        3 Expressway Plaza, Roslyn Heights, NY                    11577
--------------------------------------------------     -------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:         (516) 484-5110
                                                   -----------------------------

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

                       Yes:   X                                        No:
                           ----------                                     -----

     As of September 20, 1995, the aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price as reported by the American Stock Exchange on September 20, 1995, was $756,861,323.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment of this Form 10-K. [   ]

     The aggregate number of Registrant's outstanding shares on September 20, 1995, was 37,423,426 shares of Common Stock, $0.01 par value (excluding 2,035,000 shares of Treasury Stock).

                    DOCUMENTS INCORPORATED BY REFERENCE:

                                    None

                                        PART III


Item 10.   Directors and Executive Officers.
-------------------------------------------

     The directors and executive officers of Cheyenne Software, Inc. (the "Company"), their ages, and their positions and terms of office with the Company are set forth below. The directors of the Company are elected to serve until the next Annual Meeting of Stockholders and until their successors are elected and have qualified.


Name                    Age       Position                                           Director Since
----                    ---       --------                                           --------------
ReiJane Huai(1)         36        Chairman of the Board, President, and
                                  Chief Executive Officer of the Company                 1993


Elliot Levine           59        Executive Vice President, Senior Financial
                                  Officer, and Treasurer of the Company

Alan Kaufman            57        Executive Vice President - Sales and
                                  Secretary of the Company

James McNiel            32        Executive Vice President - Business Development

Yuda Doron              43        Executive Vice President

Rino Bergonzi(1)(2)     51        Director of the Company                                1994

Richard F. Kramer(2)(4) 51        Director of the Company                                1987

Bernard Rubien(3)(4)    77        Director of the Company                                1985

Ginette Wachtel(1)(3)(4)60        Director of the Company                                1987


--------------------------------

(1) Member of the Executive Committee of the Company.
(2) Member of the Audit Committee of the Company.
(3) Member of the Compensation Committee of the Company.
(4) Member of the Option Committee of the Company.


ReiJane Huai became a director and President and Chief Executive Officer of
------------
the Company on October 7, 1993. He was elected Chairman of the Board of Directors of the Company effective May 20, 1994, and was elected as a director of Cheyenne Communications, Inc., the Company's wholly-owned subsidiary ("Cheycomm"), on July 1, 1993. He served as Vice President-Engineering of the Company from March 1990 through October 7, 1993. From August 1988 to March 1990, he served as a director of engineering of the Company. From August 1987 to August 1988, he was a systems engineer for AT&T Bell Laboratories. He served as manager of research and development at the Company from June 1985 to August 1987.

Elliot Levine became Executive Vice President of the Company on October 7,
-------------
1993, and was elected as a director of Cheycomm on July 1, 1993. He served as a Vice President of the Company from March 1990 through October 7, 1993. He has been Senior Financial Officer of the Company since March 1990 and Treasurer of the Company since December 1991. From September 1989 to March 1990, he served as a consultant to the Company.

Alan Kaufman became Secretary of the Company in August 1988 and Executive
------------
Vice President - Sales on October 7, 1993. On July 1, 1993, he became a director and the Secretary of Cheycomm. He served as a Vice President of the Company from February 1987 through October 7, 1993. From April 1986 to February 1987, he served as director of marketing of the Company.

James McNiel became Executive Vice President-Business Development of the
------------
Company on October 7, 1993, and was elected as a director of Cheycomm on July 1, 1993. From April 1, 1992 through October 7, 1993 he served as a Vice President of the Company. From May 1990 to April 1992, he was a director of marketing of the Company. From July 1989 to May 1990, Mr. McNiel was manager of local area network applications ("LAN") marketing and was responsible for all LAN product development and worldwide marketing at Archive Corporation and Maynard Electronics.

Yuda Doron became Executive Vice President of the Company effective June 1,
----------
1995. He served as President of Cheycomm from July 1, 1993 through June 8, 1995, and was elected as a director of Cheycomm on July 1, 1993. From April 5, 1993 to July 1, 1993, he served as a consultant to the Company. From January 1993 to July 1993, Mr. Doron was a Vice President of Business Development at Elron Corp. From July 1988 to December 1992, he served as a division manager at Texas Instruments, Inc.

Richard F. Kramer has been a director of the Company since 1987.  He is
-----------------
Chief Executive Officer and Treasurer of FAXplus, Inc., a telecommunications and computer products marketing company he founded in 1988. He also is President of Corporate Development, Inc., a marketing and consulting firm he founded in 1987.

Rino Bergonzi was elected as a director of the Company by the Board of
-------------
Directors on April 21, 1994. Mr. Bergonzi has been Vice President and Division Executive of Corporate Information Technology Services at AT&T since November, 1993. From 1985 to 1993, Mr. Bergonzi was Vice President of United Parcel Service Information Services.

Bernard Rubien has been a director of the Company since June 1985.
--------------

Ginette Wachtel has been a director of the Company since 1987.  She served
---------------
as a Senior Vice President of Application Development of Marsh & McClennan, Inc., an insurance brokerage firm and insurance holding company, through September 30, 1993, and was an officer of such company since 1984. She currently provides consulting services in the computer systems area.

                      COMPLIANCE WITH SECTION 16(a) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (the "Ten Percent Stockholders"), to file reports of ownership on Form 3 and reports of changes in ownership on Form
4 or Form 5 with the Securities and Exchange Commission. Executive officers, directors and the Ten Percent Stockholders are required to furnish the Company with copies of such reports. Based solely on its review of the copies of such Forms received by the Company, or written representations that no other reports were required, the Company believes that during the fiscal year ended June
30, 1995, the Company's executive officers, directors, and Ten Percent Stockholders complied with all applicable Section 16(a) filing requirements, except that Rino Bergonzi, a director of the Company, filed his Form 4 approximately three months late, reporting the purchase of shares by his wife.


Item 11.   Executive Compensation.
---------------------------------


Summary of Cash and Certain Other Compensation

     The following table shows, for the three most recently ended fiscal years, the compensation paid or accrued for those years to the Chief Executive Officer of the Company and to each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose aggregate annual salary and bonus paid in compensation for services rendered in all the capacities in which they served exceeded $100,000 for the Company's last fiscal year (the "Named Executives"):



                                      SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                                                               -----------------------------------------
                          Annual Compensation                                            Awards        Payouts
                          ------------------------------                       ---------------------   -------
Name and                                                       Other           Restricted                              All Other
Principal                                                      Annual          Stock                     LTIP       Compensation
Position                    Year      Salary($)   Bonus($)  Compensation($)(8)  Awards($)   Options(9)   Payouts       ($)     (10)
---------                   ----      ---------   --------  -----------------   ---------   ----------   --------------------------
ReiJane Huai - Chairman,    1993       140,000     110,000      3,289,536           -0-      112,500       -0-             9,034
President, and Chief        1994       180,625         -0-      3,364,171           -0-      262,500       -0-            11,313
Executive Officer(1)(2)     1995       205,000         -0-            -0-           -0-      200,000       -0-            19,036


Elliot Levine - Executive   1993       149,167     110,000      2,531,165           -0-      112,500       -0-            21,084
  Vice President, Senior    1994       170,833         -0-      3,918,556           -0-      187,500       -0-            23,400
  Financial Officer and
  Treasurer(1)(3)           1995       180,000         -0-        418,996           -0-      100,000       -0-            23,281

Alan Kaufman - Executive    1993       135,000     110,000      2,288,843           -0-      168,750       -0-             5,879
Vice President - Marketing  1994       165,000         -0-      2,769,264           -0-      187,500       -0-             8,255
and Secretary(1)(4)         1995       180,000         -0-            -0-           -0-      100,000       -0-             8,090

James McNiel - Executive    1993       125,000     110,000        822,794           -0-          -0-       -0-            10,801
Vice President -            1994       159,375         -0-        704,243           -0-      187,500       -0-             8,936
Business Development(1)(5)  1995       180,000         -0-        401,468           -0-      100,000       -0-             8,310

Yuda Doron - Executive Vice 1993(7)     30,369         -0-            -0-           -0-          -0-       -0-               877
President(1)(6)             1994       125,000         -0-            -0-           -0-          -0-       -0-             4,694
                            1995       134,653      25,000            -0-           -0-      240,000       -0-             7,822

------------------

   (1) All of the executive employment agreements discussed herein provide that the executive officers receive the fringe benefits generally available to all employees of the Company and contain non-disclosure and non-competition provisions for the benefit of the Company.

   (2) On September 5, 1991, Mr. ReiJane Huai entered into a three-year employment agreement with the Company to serve as Vice President-Engineering. The agreement provides for a base annual salary of $140,000, with increases of $5,000 per annum under certain circumstances, and for a death benefit and severance payments equal to 50% of his current base salary. On October 7, 1993, the term of Mr. Huai's agreement was extended to September 5, 1997 and was further amended to provide that Mr. Huai shall serve as President and Chief Executive Officer of the Company at a base salary of $205,000 per annum. As amended, the agreement no longer provides for $5,000 increases in base salary each year.

   (3) On September 1, 1992, Mr. Elliot Levine entered into a three-year employment agreement with the Company to serve as a Vice President, Senior Financial Officer, and Treasurer of the Company. Mr. Levine's agreement provides for a base annual salary of $150,000, with increases of $10,000 per annum under certain circumstances. Mr. Levine's agreement provides for a death benefit and severance provision equal to 100% of his current base salary and provides for continuation of his spouse's major medical insurance benefits for a period of five years after his death. Mr. Levine also receives reimbursement in the amount of $12,000 per annum for split dollar life insurance premiums and $8,000 per annum for automobile expenses. On October 7, 1993, Mr. Levine's agreement was amended to provide that Mr. Levine shall serve as Executive Vice President, Senior Financial Officer, and Treasurer at a base salary of $180,000 per annum.
As amended, the agreement no longer provides for $10,000 increases in base salary each year. On October 24, 1994, Mr. Levine's agreement was amended to provide for $13,500 per annum in reimbursement to Mr. Levine for split dollar life insurance premiums. On August 30, 1995, Mr. Levine's agreement was amended to provide for (a) an extension of the employment term to August 31, 1998, (b) $10,000 per annum in reimbursement to Mr. Levine for automobile expenses, (c) a death benefit of 150% of his current base salary, and (d) a continuation of his spouse's major medical insurance benefits for a period of ten years after his death.

   (4) Mr. Alan Kaufman entered into a three-year employment agreement with the Company, effective January 1, 1993, to serve as a Vice President and Secretary of the Company. The agreement provides for a base annual salary of $140,000, with increases of $5,000 per annum under certain circumstances. Mr. Kaufman's employment agreement contains a death benefit and severance provision equal to 100% of his current base salary and provides for continuation of his spouse's major medical insurance benefits for a period of five years after his death. Mr. Kaufman also receives reimbursement in an amount equal to a maximum of $8000 per annum for automobile expenses. On October 7, 1993, Mr. Kaufman's agreement was amended to provide that Mr. Kaufman shall serve as Executive Vice President and Secretary of the Company at a base salary of $180,000 per annum. As amended, the agreement no longer provides for $5,000 increases in base salary each year.

   (5) On May 4, 1992, Mr. James McNiel entered into an employment agreement with the Company, expiring September 1, 1994, to serve as Vice President of the Company. The agreement provides for a base salary of $125,000 per annum, a death benefit equal to 100% of his current base salary, a severance benefit equal to 30% of his current base salary and reimbursement in the amount of $6000 per annum for automobile expenses. On October 7, 1993, the term of Mr. McNiel's agreement was extended to September 1, 1996 and was further amended to provide that Mr. McNiel shall serve as Executive Vice President at a base salary of $180,000 per annum.

   (6) On September 29, 1993, Mr. Yuda Doron entered into a three-year employment agreement with Cheycomm, to serve as Cheycomm's President. The agreement provided for a base salary of $125,000 per annum, a death and disability benefit equal to up to 50% of his base salary, payments not to exceed $1,708 per annum for a portion of life insurance policy premiums and $3,723 per annum for a portion of disability policy premiums, and $3,600 per annum for automobile expenses. On June 8, 1995, Mr. Yuda Doron entered into a new three-year employment agreement to serve as Executive Vice President of the Company and General Manager of the Netware Division. The agreement provides for a base salary of $180,000 per annum, a severance provision equal to 100% of his current base salary, payments not to exceed $2,562 per annum for a portion of life insurance policy premiums, and $5,585 per annum for a portion of disability policy premiums. Mr. Doron also receives reimbursement in the amount of $3,600 per annum for automobile expenses.

   (7) For the period commencing April 5, 1993 through June 30, 1993, Mr. Yuda Doron served as a consultant to the Company.

   (8) Includes information regarding value realized (market value on date of exercise less exercise price) on stock options previously granted under the Company's option plans and exercised during the three fiscal years ended June 30, 1995 by the Named Executives.

   (9) Prior to June 30, 1995, in connection with the Company's adoption of a divisional structure, FAXserve and Bit products, which previously formed the product line for Cheycomm, was consolidated with the Company's operations.

       In addition to the options set forth in the Summary Compensation Table, (i) on September 29, 1993, Mr. Doron was granted in the aggregate options to purchase up to 36,000 shares of the common stock of Cheycomm, $0.01 par value per share (the "Cheycomm Stock"), subject to certain conditions, and such options were convertible, under certain circumstances, to non-qualified stock options of the Company, and (ii) each Named Executive Officer (except for Mr. Doron), in his capacity as a director of Cheycomm, was granted options to purchase 1,500 shares of Cheycomm Stock, at an exercise price of $2.47 per share, and 1,500 shares of Cheycomm Stock, at an exercise price of $12.81 per share, pursuant to Cheycomm's 1994 Stock Option Plan For Directors (the

"Cheycomm Option Plan"). Prior to June 30, 1995, the directors, including Mr. Doron, waived their rights under the Cheycomm options.

   (10) Includes car allowances, 401(k) matching contributions by the Company, and miscellaneous perquisites. Car allowances for fiscal 1995 for the Named Executives were as follows: Mr. Huai - $15,715, Mr. Levine - $7,856, Mr. Kaufman - $6,780, Mr. McNiel - $6,000, and Mr. Doron - $3,600.
401(k) matching contributions for fiscal 1995 for the Named Executives were as follows: Mr. Huai - $2,310, Mr. Levine - $2,310, Mr. Kaufman - $2,310, Mr. McNiel - $2,310, and Mr. Doron - $2,323. Reimbursement for split dollar life insurance premiums for fiscal 1995 for Mr. Levine - $13,115 and Mr. Doron - $1,899.


STOCK OPTION GRANTS

   The following table sets forth information concerning the grant of stock options made during the fiscal year ended June 30, 1995 to each of the Named Executives:


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR


----------------------------------------------------------------------------------------------------------------
                                           Individual Grants(1)
----------------------------------------------------------------------------------------------------------------

                                           Percent of                                      Potential Realizable Value
                                            Total                                          at Assumed Annual Rates
                                           Options/                                        of Stock Price Appreciation
                                             SARs                                              For Option Term(2)
                           Options/        Granted to                                      ---------------------------
                             SARs          Employees       Exercise or
                           Granted         in Fiscal       Base Price       Expiration
Name                         (#)             Year            ($/Sh)            Date            5% ($)           10%($)
----------------------------------------------------------------------------------------------------------------------
ReiJane Huai                200,000             9.0%         $12.75        May 8, 2002       $1,038,106     $2,419,229
Elliot Levine               100,000             4.5%         $12.75        May 8, 2002         $519,053     $1,209,614
Alan Kaufman                100,000             4.5%         $12.75        May 8, 2002         $519,053     $1,209,614
James McNiel                100,000             4.5%         $12.75        May 8, 2002         $519,053     $1,209,614
Yuda Doron                  240,000            10.7%         $12.75        May 8, 2002       $1,245,727     $2,903,074


-------------------------

     (1) The options in the table were granted on May 9, 1995 under the Company's 1987 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") and have exercise prices equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in one-third increments on the first three anniversary dates, except for the options granted to Yuda Doron which become exercisable in one-quarter increments beginning on December 9, 1995 and then on the first three anniversary dates. In addition to the options set forth in the table, each Named Executive Officer (except for Mr. Doron), in his capacity as a director of Cheycomm, was granted immediately exercisable options to purchase 1,500 shares of Cheycomm Stock (each representing 16.7% of the total number of Cheycomm options granted during the fiscal year), at an exercise price of $12.81 per share. The options were granted on February 14, 1995. Prior to June 30, 1995, the directors of Cheycomm waived their rights under the Cheycomm options.

     (2) The potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (7 years) at the annual rate of 5% and 10%. The assumed annual rates of appreciation are computed in accordance with the rules and regulations of the Securities and Exchange Commission. No assurance can be given that the annual rates of appreciation assumed for the purposes of the table will be achieved, and actual results may be lower or higher. The closing price of the Common Stock on the American Stock Exchange on June 30, 1995 was $18.50.

STOCK OPTION EXERCISES

     The following table sets forth information concerning the exercise of stock options during the fiscal year ended June 30, 1995 by each of the Named Executives and the value of unexercised options at the fiscal year-end:


             AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES



                                                                                           Value of Unexercised
                      Shares                        Number of Unexercised                      In-the-Money
                     Acquired                           Option/SARs at                        Option/SARs at
                        on           Value                 FY-End (#)                           FY-End($)(1)
                                                   ----------------------------        -----------------------------
                    Exercise(#)      Realized($)   Exercisable    Unexercisable        Exercisable     Unexercisable
                    -----------      -----------   ----------------------------        -----------     -------------
ReiJane Huai(2)       42,188                 -0-      312,205          375,000          3,366,418       1,150,000
Elliot Levine(2)      61,000             418,996      115,000          225,000            501,669         575,000
Alan Kaufman(2)          -0-                 -0-       62,500          225,000                -0-         575,000
James McNiel(2)       27,505             401,468      121,563          292,500            826,104       1,468,754
Yuda Doron               -0-                 -0-          -0-          240,000                -0-       1,380,000


-------------------------

     (1) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price on "in-the-money" options. The closing price of the Common Stock on the American Stock Exchange on June 30, 1995 was $18.50.

     (2) Each Named Executive Officer also previously owned currently exercisable options to purchase shares of Cheycomm Stock. Prior to June 30, 1995, the directors of Cheycomm waived their rights under the Cheycomm options. See footnote 9 to the Summary Compensation Table.

Compensation of Directors

    Directors of the Company who are not employees of the Company received a directors' fee of $4,000, plus expenses, for the period June 30, 1994 through March 31, 1995. Commencing April 1, 1995 such directors receive a retainer fee of $10,000 per annum, payable in installments of $2,500 per quarter, and a $1,000 fee for each Board of Director's meeting attended. The Company's 1992 Stock Option Plan for Outside Directors provides for automatic annual grants of options for 16,875 shares of Common Stock on each January 1 to directors who are not also employees of the Company. All options granted under the 1992 Stock Option Plan for Outside Directors are immediately exercisable, and the exercise price per share of each option will be equal to the fair market value of the shares of Common Stock on the date of grant.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

    The Company's employment agreements with the Named Executives are described in the footnotes to the Summary Compensation Table on pages 5, 6 and 7.

Compensation Committee Interlocks and Insider Participation

    During the fiscal year ended June 30, 1995, the Compensation Committee consisted of Ginette Wachtel and Bernard Rubien. During fiscal 1995, none of the executive officers of the Company served on the Board of Directors or on the Compensation Committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management .
-------------------------------------------------------------------------


     The following table sets forth the number and percentage of shares of Common Stock owned as of October 26, 1995, by (i) persons known to hold more than five percent (5%) of the shares of outstanding Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group. Each person named in the table has sole investment power and sole voting power with respect to the shares of the Common Stock set forth opposite such person's name, except as otherwise indicated.


                                                                         Percentage of
Name and Address of                       Number of Shares               Common Stock
Beneficial Owner                          Beneficially Owned(1)(3)      Outstanding(2)(3)
----------------                          -------------------------     -----------------
ReiJane Huai, Chairman of the Board,
  President and Chief Executive Officer   470,313(4)                          1.25%
Rino Bergonzi, Director                    19,375 (5)                           *
Richard F. Kramer, Director                84,375 (6)                           *
Bernard Rubien, Director                   50,625 (7)                           *
Ginette Wachtel, Director                  50,625 (7)                           *
Yuda Doron, Executive Vice President       60,500 (8)                           *
Alan Kaufman, Executive Vice President
  and Secretary                           125,000 (9)                           *
Elliot Levine, Executive Vice President,
  Senior Financial Officer and Treasurer  284,000(10)                           *
James McNiel, Executive Vice President    158,750(11)                           *

Wellington Management Company           2,277,980(12)                         6.08%
75 State Street
Boston, Massachusetts 02109

State of Wisconsin Investment Board     3,790,000(13)                        10.11%
P.O. Box 7842
Madison, Wisconsin 53707

All executive officers and directors
  as a group
  (11 persons)                          1,303,563(14)                         3.38%


-------------------------------------------
(1) Includes shares of Common Stock issuable pursuant to options exercisable within sixty (60) days from the date hereof.

(2) Based upon (i) 37,492,051 shares of Common Stock outstanding (excluding 2,035,000 shares of treasury stock), plus, if appropriate
       (ii) the number of shares of Common Stock which may be acquired by the named person or by all persons included in the group pursuant to the exercise of options exercisable within sixty (60) days from the date hereof.

(3) All shares of Common Stock have been adjusted to reflect the 1992, 1993, and 1994 three-for-two stock splits paid in the form of 50% stock dividends with respect to the issued and outstanding shares of Common Stock

       (the "1992 Stock Split", "1993 Stock Split", and "1994 Stock Split", respectively). The 1992 Stock Split was paid on March 25, 1992 to stockholders of record at the close of business on March 3, 1992; the 1993 Stock Split was paid on April 8, 1993 to stockholders of record at the close of business on March 12, 1993; and the 1994 Stock Split was paid on March 29, 1994 to stockholders of record at the close of business on March 1, 1994.

(4) Consists of 70,608 shares of Common Stock currently held by Mr. Huai, 224,705 shares of Common Stock acquirable pursuant to the exercise of incentive stock options granted under the Company's 1989 Incentive Stock Option Plan, as amended and restated (the "Incentive Plan"), and 175,000 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the the Non-Qualified Plan.

(5) Consists of 2,500 shares of Common Stock owned by the wife of Rino Bergonzi and 16,875 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Company's 1992 Stock Option Plan for Outside Directors. Mr. Bergonzi disclaims beneficial ownership of the shares owned by his wife.

(6) Consists of 33,750 shares of Common Stock currently held by Mr. Kramer and 50,625 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Company's 1992 Stock Option Plan for Outside Directors.

(7) Consists of 50,625 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Company's 1992 Stock Option Plan for Outside Directors.

(8) Consists of 500 shares of Common Stock owned by the wife of Yuda Doron, and 60,000 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Non-Qualified Plan. Mr. Doron disclaims beneficial ownership of the shares owned by his wife.

(9) Consists of 125,000 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Non-Qualified Plan.

(10) Consists of 131,500 shares of Common Stock currently held by Mr. Levine, and 152,500 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Non-Qualified Plan.

(11) Consists of 33,750 shares of Common Stock held by Mr. McNiel, and 125,000 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Non-Qualified Plan.

(12) According to the Schedule 13G, dated February 3, 1995, filed with the Securities and Exchange Commission, Wellington Management Company has shared dispositive power over 1,495,100 shares of Common Stock and shared voting power over 2,277,980 shares of Common Stock.

(13) According to the Schedule 13G, dated February 13, 1995, filed with the Securities and Exchange Commission, State of Wisconsin
       Investment Board has sole dispositive power and sole voting power over 3,790,000 shares of Common Stock.

(14) Includes an aggregate of 272,608 shares of Common Stock currently held by certain executive officers and directors of the Company, and 1,030,955 shares of Common Stock acquirable pursuant to the exercise of options.

* Less than 1%.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

  None.

                                 SIGNATURES
                                 ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHEYENNE SOFTWARE, INC.


Date:   October 27, 1995           By:    s/ Elliot Levine
                                      ----------------------------------------
                                      Elliot Levine, Executive Vice President,
                                      Senior Financial Officer and Treasurer