Form 10-Q
period 1995-09-30
CHEYENNE SOFTWARE INC
filed 1995-11-14
CIK 738830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                           ---------------------------

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPT. 30, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 1-9189
                          -----------------------------


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

                                    YES  X   NO
                                        ---     ---
         Number of Shares of Registrant's Common Stock outstanding as of October 30, 1995 was 37,496,676 (excluding 2,035,000 shares of treasury stock).

                                      INDEX

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets--
              September 30, 1995 and June 30, 1995 ......................... 3

         Consolidated Statements of Earnings--
              Three Months ended  September 30, 1995 and 1994 .............. 4


         Consolidated Statements of Cash Flows--
              Three Months Ended September 30, 1995 and 1994 ............... 5


         Notes to Consolidated Financial Statements ........................ 6

Item 2.  Management's Discussion and Analysis of Financial

                 Condition and Results of Operations ....................... 7

PART II.  OTHER INFORMATION

Item 1-6 Other Information ................................................. 12

Signature .................................................................. 14

PART I--FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                         September 30 and June 30, 1995

                                                                                              Sept. 30          June 30
                                 Assets                                                         1995              1995
                                 ------                                                         ----              ----
                                                                                             (Unaudited)
                                                                                                          (In thousands)
Current assets:
     Cash and cash equivalents                                                            $     7,832        $   15,592
     Short term investments                                                                    34,014            15,088
     Accounts receivable, less allowance for doubtful accounts of
        $1,413,000 and $1,302,000, respectively                                                32,891            31,201
     Deferred income taxes                                                                      1,567             1,400
     Prepaid expenses and other current assets                                                  5,894             6,218
                                                                                          -----------       -----------

                           Total current assets                                                82,198            69,499

Long term investments                                                                          36,554            40,522
Fixed assets, net                                                                              19,576            16,511
Equipment under capital leases, net                                                             2,846               ---
Other assets                                                                                    3,758             2,862
                                                                                          -----------       -----------

                           Total assets                                                      $144,932          $129,394
                                                                                             ========          ========

                           Liabilities and Shareholders' Equity
                           ------------------------------------

Current liabilities:
     Accounts payable                                                                      $    8,112        $    5,962
     Accrued expenses                                                                           5,069             5,751
     Income taxes payable                                                                       1,614               ---
     Current portion of obligations under capital leases                                        1,212               ---
                                                                                          -----------    --------------

                           Total current liabilities                                           16,007            11,713

Obligations under capital leases                                                                1,502               ---
Deferred income taxes                                                                           1,568             1,352
                                                                                          -----------       -----------

                           Total liabilities                                                   19,077            13,065
                                                                                           ----------        ----------

Minority interest in subsidiary                                                                   ---                19

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                    ---               ---
     Common stock, par value $.01 per share; 75,000,000 shares authorized;
       39,527,051 and 39,313,861 shares issued and outstanding                                    395               393
     Additional paid-in capital                                                                55,524            53,008
     Retained earnings                                                                        100,442            93,046
     Foreign currency translation adjustment                                                     (55)               464
     Net unrealized gain (loss) on investments                                                      7             (143)
     Treasury Stock, at cost; 2,035,000 shares                                               (30,458)          (30,458)
                                                                                            ---------         ---------

                           Total shareholders' equity                                         125,855           116,310
                                                                                            ---------         ---------

                           Total liabilities and shareholders' equity                        $144,932          $129,394
                                                                                             ========          ========

See accompanying notes to financial statements.

                             CHEYENNE SOFTWARE, INC.
                       Consolidated Statements of Earnings
                 Three Months Ended September 30, 1995 and 1994
                                   (unaudited)

                                                                Three Months Ended
                                                                      September 30
                                                                 1995               1994
                                                                 ----               ----
                                                          (In thousands, except per share data)
Revenues                                                        $38,464        $21,652

Cost of Sales (including technical support)                       6,693           3,760
                                                              ---------       ---------

Gross Profit                                                     31,771          17,892
                                                               --------        --------

Operating Expenses:
       Research and development                                   5,166           2,815
       Selling and marketing                                     11,126           8,235
       General and administrative                                 3,277           1,780
       Charge for purchased research and development              1,636             ---
                                                              ---------    ------------

                         Total operating expenses                21,205          12,830
                                                               --------        --------

Operating income                                                 10,566           5,062

Non-Operating Income:
     Interest income and other                                      726             752
     Other gain                                                     ---          21,232
                                                           ------------        --------

Income before income taxes                                       11,292          27,046

Provision for income taxes                                        3,896          12,108
                                                              ---------        --------

Net income                                                     $  7,396         $14,938
                                                               ========         =======


Net income per share                                          $    0.19       $    0.38
                                                              =========       =========


Weighted average number of common shares and
       equivalents outstanding                                   38,829          39,687
                                                               ========        ========

See accompanying notes to financial statements.

                             CHEYENNE SOFTWARE, INC.
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                                                                                                            Three Months Ended
                                                                                                                 September 30,
                                                                                                            1995            1994
                                                                                                          --------       -------
                                                                                                             (In Thousands)
Cash flows from operating activities:
     Net Income                                                                                            $  7,396        $14,938
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Tax benefit from exercise of stock options                                                         1,422            ---
           Equity in earnings of Gates/FA                                                                       ---            (85)
           Amortization of municipal and corporate debt                                                          88             66
           Depreciation and amortization                                                                      1,235            777
           Gain on exchange of Gates/FA common stock for Arrow Electronics common stock                         ---        (21,232)
           Charge for purchased research and development                                                      1,636            ---

           Changes in operating assets and liabilities, net of effects from acquisitions:
              (Increase) decrease in accounts receivable                                                     (1,584)         3,175
              Decrease (increase) in prepaid expenses and other current assets                                  324           (113)
              Increase in other assets                                                                         (705)          (172)
              Increase (decrease) in accounts payable, accrued expenses and income taxes payable              1,515           (471)
              Deferred income taxes                                                                              26          9,735
                                                                                                           ---------      ---------
                  Net cash provided by operating activities                                                  11,353          6,618
                                                                                                           ---------      ---------

Cash flows from investing activities:
     Purchases of fixed assets                                                                               (3,809)        (1,767)
     Purchases of short term investments                                                                    (25,244)        (2,489)
     Purchases of long term investments                                                                        (654)        (5,032)
     Proceeds from redemptions and maturities of short term investments                                      11,064          1,202
     Proceeds from redemptions and maturities of long term investments                                           16            560
     Payment for acquisition of Chili Pepper                                                                   (718)           ---
     Payment for purchase of minority interest                                                                 (236)           ---
                                                                                                           ---------   ------------
                  Net cash used in investing activities                                                     (19,581)        (7,526)
                                                                                                            --------      ---------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                                  1,120            472
     Principal payments under capital lease obligations                                                        (132)            ---
                                                                                                          ---------    ------------
                  Net cash provided by financing activities                                                     988            472

Effect of exchange rate changes on cash                                                                        (520)             2
                                                                                                           ---------   ------------
              Increase in cash and cash equivalents                                                          (7,760)          (434)

Cash and cash equivalents at beginning of year                                                               15,592         11,629
                                                                                                            --------       --------

Cash and cash equivalents at end of period                                                                $   7,832        $11,195
                                                                                                            ========        =======

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                                              $       41    $       ---
                                                                                                         ===========    ===========
     Cash paid during the year for income taxes                                                           $     210       $  3,565
                                                                                                          ==========       ========

Supplemental disclosure of non-cash investing and financing activities:
     Equipment additions and related capital lease obligations                                             $  2,846    $       ---
                                                                                                           =========    ===========

See accompanying notes to consolidated financial statements.

                             CHEYENNE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1995

(1)    Business and Basis of Presentation
       ----------------------------------

       Business
       --------

       Cheyenne Software, Inc. and its subsidiaries (Cheyenne) are engaged in the development and sale of software products for use in microcomputers and computer systems in network applications.

       Basis of Presentation
       ---------------------

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the financial statements and footnotes thereto and other information included in Cheyenne's annual report on Form 10-K for the year ended June 30, 1995.


 (2)   Reclassification
       ----------------

       Certain prior year information has been reclassified to conform with the fiscal 1996 presentation format.

(3)    Capitalized Leases
       ------------------

       During the first quarter of fiscal 1996, Cheyenne entered into various capital leases for equipment. The equipment recorded under the capital leases are amortized over the terms of the related leases by the straight-line method. Future minimum lease payments required under capitalized leases as of September 30, 1995 are as follows:

       Year ending June 30,
       --------------------

       1996 - remaining                                              $    929
       1997                                                             1,212
       1998                                                             1,111
                                                                      -------
       Total minimum lease payments                                     3,252
       Less amount representing interest                                 (538)
                                                                     --------
       Present value of net minimum lease payments                     $2,714
                                                                       ======


(4)    Acquisition of Chili Pepper Software
       ------------------------------------

       On September 28, 1995, Cheyenne acquired certain assets and assumed certain liabilities of Chili Pepper Software, Inc. (Chili Pepper), a manufacturer of Hierarchical Storage Management (HSM) solutions for the desktop PC for approximately $718,000 of cash and the assumption of approximately $1,568,000 of liabilities. The acquisition has been accounted for as a purchase and the operating results of Chili Pepper are included in the consolidated statement of earnings from the date of acquisition. In connection with the acquisition, Cheyenne in FQ196 recorded an expense for purchased research and development of approximately $1,636,000. The revenues and earnings of Chili Pepper for the periods prior to the acquisition were insignificant compared to those of Cheyenne.

(5)    Subsequent Events
       -----------------

       On October 31, 1995, Cheyenne acquired, for an immaterial amount, the assets of Media Blitz, Inc., a manufacturer of optical and tape jukebox and CD-ROM management software solutions for the Microsoft Windows NT environment. The acquisition will be accounted for as a purchase.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------
Quarter ended September 30, 1995 compared to Quarter ended September 30, 1994.

          In FQ495 and FQ196, Cheyenne continued to strengthen and diversify its product offerings. The Company also continued to build and expand its worldwide sales channels, technical support capabilities and information systems and other infrastructure. The benefits of these investments are becoming evident, as sales of Cheyenne's Windows NT and UNIX products are now contributing to Cheyenne's growth, along with sales of Cheyenne's NetWare products.

         A significant portion of Cheyenne's revenues are from products (mainly ARCserve) supporting NetWare operating systems. The next generation of ARCserve for NetWare, Version 6, is anticipated for release in FQ296. Cheyenne believes that Version 6 offers the market additional critical features and improved price/performance. It is necessary for Cheyenne to continuously upgrade its products and to provide more efficient solutions to the needs and problems of its users, especially as competition continues to increase based on product functionality and price. Market acceptance of ARCserve 6 will further establish Cheyenne as a leader in the market for data and storage management products. Cheyenne's competitive position, however, could be adversely affected if the product is subsantially delayed, experiences a high rate of "bugs" or fails to include features required by a significant number of users. The Company expects that ARCserve 6 will be well accepted by the market.

Results of Operations
---------------------

The following Table 1 includes a summary of each item from the statements of earnings as a percentage of revenues. Please refer to the table while reading the following discussion.






                                (continued on next page)

                                     TABLE 1

                                                                                     Comparison FQ196 vs. FQ195
                                                                                     --------------------------
                                                                                              (Unaudited)

                                                                            FQ196                  FQ195
                                                                            -----                  -----
                                                                      Amount      Ratio       Amount       Ratio
                                                                      ------      -----       ------       ------
                                                                          (in thousands except per share data)

Revenues                                                              $38,464     100.0%      $21,652      100.0%

Cost of Sales (including technical support)                             6,693      17.4          3,760      17.4
                                                                    ---------      ----      ---------      ----

Gross Profit                                                           31,771      82.6         17,892      82.6
                                                                     --------      ----       --------      ----

Operating Expenses:
       Research and development                                         5,166      13.4          2,815      13.0
       Selling and marketing                                           11,126      28.9          8,235      38.0
       General and administrative                                       3,277       8.5          1,780       8.2
       Charge for purchased research and development                    1,636       4.3            ---       ---
                                                                    ---------       ---         ------      ----

                         Total Operating Expenses                      21,205      55.1         12,830      59.2
                                                                     --------      ----      ---------      ----

Operating Income                                                       10,566      27.5%         5,062      23.4%
                                                                     --------      =====     ---------      =====

Non-Operating Income:
     Interest income and other                                            726                      752
     Other gain                                                           ---                   21,232
                                                                 ------------                 --------

Income Before Income Taxes                                             11,292                   27,046

Provision for Income Taxes                                              3,896                   12,108
                                                                    ---------                 --------

Net Income                                                           $  7,396                  $14,938
                                                                     ========                  =======


Net Income Per Share                                                    $0.19                    $0.38
                                                                        =====                    =====


Weighted Average Number of Common Shares and
       Equivalents Outstanding                                         38,829                   39,687
                                                                       ======                   ======

Revenues
--------

         Cheyenne's revenues increased 77.6% in FQ196 versus FQ195 to $38,464,000 from $21,652,000. The increase is attributable to the expanding market for LAN products, Cheyenne's broadening product line, increasing network data storage requirements, more effective sales and marketing programs, plus increased sales outside the United States and the addition of a few new distributors worldwide. As noted above, Cheyenne anticipates the release of ARCserve 6 for NetWare in FQ296. While ARCserve 6 is not intended by Cheyenne to replace previous versions of ARCserve, certain distributors and other customers may exercise contractual rights to exchange previous versions of ARCserve with ARCserve 6. Any such exchanges will reduce the revenues associated with the shipment of previous versions of ARCserve in FQ296.

       A breakdown of sales is shown in Table 2.

                                     TABLE 2
                                     -------

                            SOFTWARE SALES BREAKDOWN

                                      FQ196       %        FQ195       %
                                      -----       -        -----       -
Distribution:
      North America                 $12,285    32.0%    $ 6,565     30.3%
      Europe                         12,241    31.8       8,373     38.7
      Rest of World                   2,121     5.5       1,505      7.0
                                   -------------------------------------

Total Distribution:                  26,647    69.3      16,443     76.0

Japan                                 3,338     8.7       1,100      5.1

OEM                                   4,744    12.3       2,020      9.3
Major Accounts                        1,296     3.3         723      3.3
Direct and Other (U.S.)               2,439     6.4       1,366      6.3
                                   -------------------------------------

Total                               $38,464   100.0%    $21,652    100.0%
                                    =======   ======    =======    ======

         Distribution sales increased 62.1% in FQ196 versus FQ195, European Distribution sales increased 46.2%, Japan sales increased 203.5%, and OEM sales increased 134.9% (from the lower than expected results in FQ195). Sequentially, FQ196 versus FQ495, North America Distribution sales decreased 11.1%, European Distribution sales decreased 1.0%, Japan sales increased 11.0% and OEM sales decreased 20.5% (primarily due to a large one-time sale in FQ495).

Please refer to TABLE 1
                -------

Gross Profit
------------

         The gross profit margin was 82.6% for both FQ196 and FQ195. Technical Support costs are now reflected in Cost of Sales rather than Research & Development. Prior periods have been restated. The technical support portion of Cost of Sales increased by more than 1.2% of sales while the direct cost of production decreased by about 1.3% of sales. Cheyenne has seen a decrease in gross margins over the last 2 fiscal years due to increases in the percentages of sales from lower priced products, such as upgrades, which have higher costs as a percentage of the sales price, and increases in the cost of providing technical support.

Research & Development
----------------------

These expenses increased 83.5% versus FQ195. Research & Development as a percentage of sales increased slightly to 13.4% versus 13.0% in last year's comparable quarter. The increase was due to the Company's significantly broader product line that must further be developed and supported by Cheyenne's engineering and technical personnel.


Selling and Marketing Expenses
------------------------------

Selling and Marketing expenses increased 35.1% in FQ196 versus FQ195. Selling and Marketing expenses decreased to 28.9% of sales in FQ196 versus 38.0% last year. The dollar increase was mainly due to the hiring of additional sales and marketing personnel, particularly in Europe, where less sales support from the Company's traditional distributors is anticipated as new distributors enter this market, competing more on price and less on service. This trend is expected to continue, and accordingly, further increases in Selling and Marketing expenses in Europe will be necessary. Cheyenne's sales in Japan have increased, and the Company continues to invest in that market. Cheyenne also continues to build a sales, marketing and support infrastructure in Taiwan, Australia, Singapore, Mexico and Brazil. The Company expects increased Selling and Marketing expenses as new products are introduced in upcoming periods and that Selling and Marketing expenses will increase as a percentage of sales from FQ196 levels. In FQ196, the Company reclassified certain expenses from Selling and Marketing to offset revenues. Prior periods have not been adjusted due to immateriality and net income is not affected by the reclassification.

General and Administration Expenses ("G&A")
-------------------------------------------

G&A expenses increased 84.1% in FQ196 versus FQ195. The portion of depreciation expenses included in G&A has increased due to significant investments by the Company in test equipment, new computers, new communications and MIS equipment on a worldwide basis. Also, legal expenses associated with the shareholder lawsuit and the SEC Formal Order of Private Investigation contributed to the increase.

Charge for Purchased Research and Development
---------------------------------------------

On September 28, 1995, Cheyenne purchased certain assets of Chili Pepper Software, Inc. In connection with the acquisition, Cheyenne took a one time charge of approximately $1,636,000 for the write-off of purchased R&D. The technological feasibility of the in process technology was not yet established at the date of the acquisition and the technology has no alternative use.

Total Operating Expenses
------------------------

As a result of the above items, total operating expenses increased to $21,205,000, or 65.3% versus last year's comparable quarter. Excluding the charge for Purchased Research and Development in FQ196, total operating expenses increased 52.5% versus last year's comparable quarter.


Operating Income
----------------

Based on the 77.6% increase in revenues in FQ196 versus FQ195 and the 65.3% increase in total operating expenses, operating income (excluding the charge for Purchased Research and Development in FQ196) increased in FQ196 to 31.7% of sales versus 23.4% in FQ195. The higher operating margin in FQ196 was due in part to lower than expected sales in FQ195. The Company continues to invest in its business and build the infrastructure to support its global customer base and to improve its long term competitive position. These increased costs have affected and may continue to affect margins.

Non-operating Income
--------------------

Non-operating income decreased from $21,984,000 in FQ195 (consisting primarily of a $21,232,000 gain in connection with the exchange of Gates/FA Distributing, Inc. shares for Arrow Electronics, Inc. shares) to $726,000 in FQ196. Lower available capital due to purchases of the Company's common stock, lower interest rates and certain insignificant one-time factors contributed to a small decrease in interest income in FQ196 from FQ195.

Provisions for Income Taxes
---------------------------

The effective income tax rate on pretax earnings was 34.5%, which is less than the statutory rates primarily due to tax benefits from the Company's FSC and tax-exempt investment income, but somewhat higher than previous periods due to generally higher foreign income taxes.


Per Share Data
--------------

The net income per share was 19 cents versus 38 cents last year. Excluding the charge for Purchased Research and Development in FQ196 and the one-time gain in FQ195 for the exchange of Gates/FA shares for shares of Arrow Electronics, Inc., net income per share was 22 cents versus 10 cents last year.

Liquidity and Capital Resources
-------------------------------

The Company had no debt and $78,172,000 in cash, cash equivalents and investments as of September 30, 1995. Cash, cash equivalents and investments grew $6,970,000 in FQ196. All accounts payable are current and accounts receivable are collected on average in 78 days.

Capital expenditures for the three months ended September 30, 1995 were $3,333,000 versus $1,767,000 in last year's comparable period. The increase is due to purchases of furniture, as well as computer, telephone and test equipment needed to support the growing employee base and business. The Company is leasing certain equipment on terms it believes favorable, which has increased cash available for operations. It is anticipated that capital expenditures will be about $15,000,000 in FY96 versus $10,974,000 in FY95. Further investments in computers, test equipment and facilities are planned based upon continued growth in the number of employees to support Cheyenne's growing business and the partial move to a new 100,000 square foot facility located in Lake Success, New York, near the current corporate headquarters in Roslyn Heights, New York.

Management believes Cheyenne's current cash, cash equivalents and investment positions coupled with anticipated cash flow from operations, will be more than adequate to meet its anticipated cash requirements for planned capital expenditures and operations for the next twelve months and any additional purchases of the Company's common stock.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Neither Cheyenne nor any of its subsidiaries is a party to any material pending legal proceedings, other than routine litigation incidental to the business, and other than as set forth below:

1)   IN RE CHEYENNE SOFTWARE, INC. SECURITIES LITIGATION
     ---------------------------------------------------
     Master File No. 94 Civ. 2771 (TCP)

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

     On July 20, 1994, the Court ordered that all of the actions be consolidated under the caption of In re Cheyenne Software, Inc. Securities Litigation. On
                     ---------------------------------------------------
March 8, 1995, plaintiffs filed an Amended Complaint. On March 23, 1995, plaintiffs served a Motion for Class Certification. The Company has contested certain aspects of that Motion, and the Court has yet to issue a ruling. On April 11, 1995, the Company served a Motion to Dismiss certain of the claims alleged in the Amended Complaint. The Motion to Dismiss is expected to be heard by March, 1996.

     The defendants deny any and all liability and intend to vigorously defend against the claims.

 2)  RAND V. OXENHORN, ET AL.
     -----------------------
     Delaware Chancery Court (New Castle County) No. 13583

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

3)   SEC FORMAL PRIVATE INVESTIGATION
     --------------------------------

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

4)   JWANCO, INC., ET AL. V. CHEYENNE SOFTWARE, INC. ET AL.
     ------------------------------------------------------
     California Superior Court (County of Alameda) No. H-183331-1

         On or about May 2, 1995, plaintiffs JWANCO, Inc. (formerly known as Bit Software, Inc.), Jonathan Wan, Yau Ki Chuck, Norman Chan, David Law and David Wong filed an action in the Superior Court of California in and for the County of Alameda against the Company, Cheyenne Communications, Inc., a wholly owned subsidiary of the Company, and several of its officers, directors and employees. The action alleges breach of contract, fraud, wrongful termination, negligent infliction of emotional distress, and a number of other related torts. The essence of the allegations is that the defendants breached agreements and defrauded JWANCO, Inc., and the individual plaintiffs in connection with the Company's acquisition of certain assets and assumption of certain liabilities of Bit Software, Inc. on May 19, 1994. These allegations are substantially similar to those In re Cheyenne Software, Inc. Securities Litigation described above. In
         -----------------------------
addition, the Complaint alleges, on behalf of plaintiff Jonathan Wan only, wrongful termination and a variety of other causes of action relating to the employment and termination of the employment of Jonathan Wan by Cheyenne Communications. The defendants have removed the action to the United States District Court, and have moved to transfer it to New York. Management of the Company, based on advice of outside legal counsel, does not believe that the ultimate resolution of this lawsuit will have a material adverse affect on the financial position or results of operations of the Company.


         Although no answer has yet been filed, the defendants deny any and all liability and intend to vigorously defend against the claims.

5)   PCPC V. CHEYENNE SOFTWARE, INC.
     -------------------------------
     United States District Court (District of Delaware) Case No. 95-301 (SLR)


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


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




Date:      November 10, 1995          By: /s/ Elliot Levine
                                         ----------------------
                                      Elliot Levine, Executive Vice President,
                                      Senior Financial Officer and Treasurer
                                      (Principal Financial Officer)