Form 10-Q
period 1995-12-31
CHEYENNE SOFTWARE INC
filed 1996-02-14
CIK 738830

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                           ---------------------------


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended Dec. 31, 1995

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------
                          Commission File Number 1-9189
                          -----------------------------


                             CHEYENNE SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          13-3175893
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                               3 Expressway Plaza
                         Roslyn Heights, New York, 11577
                    (Address of principal executive offices)

                                 (516) 484-5110
              (Registrant's telephone number, including area code)




          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X           NO
                              --------           ---------

          The number of Shares of Registrant's Common Stock outstanding as of January 31, 1996 was 37,538,688 (excluding 2,035,000 shares of treasury stock).

                                      INDEX

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets-
              December 31, 1995 and June 30, 1995.........................    3


         Consolidated Statements of Earnings-
              Three and Six Months Ended December 31, 1995 and 1994.......    4

         Consolidated Statements of Cash Flows-
              Six Months Ended December 31, 1995 and 1994.................    5


         Notes to Consolidated Financial Statements.......................    6

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................    7



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................   17

Item 4. Submission of Matters to a Vote of Security Holders...............   19

Signature.................................................................   20

PART I--FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                         December 31, and June 30, 1995

                                                                                              Dec. 31,          June 30,
                                 Assets                                                         1995              1995
                                 ------                                                       --------          --------
                                                                                             (Unaudited)
                                                                                                   (In thousands)
Current assets:
     Cash and cash equivalents                                                               $  7,528          $ 15,592
     Short term investments                                                                    24,648            15,088
     Accounts receivable, less allowance for doubtful accounts of
        $1,418,000 and $1,302,000, respectively                                                41,680            31,201
     Deferred income taxes                                                                      1,767             1,400
     Prepaid income taxes                                                                       3,081             1,055
     Prepaid expenses and other current assets                                                  6,609             5,163
                                                                                             --------          --------
                           Total current assets                                                85,313            69,499

Long term investments                                                                          37,841            40,522
Fixed assets, net                                                                              21,898            16,511
Equipment under capital leases, net                                                             5,326               ---
Other assets                                                                                    7,025             2,862
                                                                                             --------          --------
                           Total assets                                                      $157,403          $129,394
                                                                                             ========          ========

                           Liabilities and Shareholders' Equity
                           ------------------------------------
Current liabilities:
     Accounts payable                                                                       $   9,977         $   5,962
     Accrued expenses                                                                           4,069             5,751
     Current portion of obligations under capital leases                                        2,523               ---
     Other current liabilities                                                                  1,273               ---
                                                                                             --------          --------
                           Total current liabilities                                           17,842            11,713
Obligations under capital leases                                                                2,890               ---
Deferred income taxes                                                                           1,782             1,352
Other liabilities                                                                               1,665               ---
                                                                                             --------          --------
                           Total liabilities                                                   24,179            13,065
                                                                                             --------          --------
Minority interest in subsidiary                                                                   ---                19

Shareholders' equity:

     Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                    ---               ---
     Common stock, par value $.01 per share; 75,000,000 shares authorized;
       39,573,688 and 39,313,861 shares issued and outstanding                                    396               393
     Additional paid-in capital                                                                56,125            53,008
     Retained earnings                                                                        107,555            93,046
     Foreign currency translation adjustment                                                    (547)               464
     Net unrealized gain (loss) on investments                                                    153             (143)
     Treasury Stock, at cost; 2,035,000 shares                                               (30,458)          (30,458)
                                                                                             --------          --------
                           Total shareholders' equity                                         133,224           116,310
                                                                                             --------          --------
                           Total liabilities and shareholders' equity                        $157,403          $129,394
                                                                                             ========          ========

See accompanying notes to consolidated financial statements.

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
              Three and Six Months Ended December 31, 1995 and 1994
                                   (Unaudited)


                                                                        Three Months Ended                Six Months Ended
                                                                           December 31,                      December 31,
                                                                        1995          1994                1995         1994
                                                                        ----          ----                ----         ----
                                                                                (In thousands, except per share data)
Revenues                                                             $42,449      $29,611               $80,913     $51,263

Cost of sales                                                          7,585        4,780                14,278       8,540
                                                                     -------     --------                ------     -------

Gross profit                                                          34,864       24,831                66,635      42,723
                                                                     -------     --------                ------     -------
Operating expenses:
       Research and development                                        6,147        3,174                11,313       5,989
       Selling and marketing                                          12,424        9,253                23,550      17,488
       General and administrative                                      4,075        2,272                 7,352       4,052
       Charge for purchased research and development                   2,563          547                 4,199         547
                                                                     -------     --------                ------     -------
                         Total operating expenses                     25,209       15,246                46,414      28,076
                                                                     -------     --------                ------     -------
Operating income                                                       9,655        9,585                20,221      14,647

Non-operating income:
      Interest income and other                                          922          813                 1,648       1,565
      Other (losses) gains, net                                          ---         (379)                  ---      20,853
                                                                     -------     --------                ------     -------
Income before income taxes                                            10,577       10,019                21,869      37,065

Provision for income taxes                                             3,464        3,406                 7,360      15,514
                                                                     -------     --------                ------     -------

Net income                                                           $ 7,113      $ 6,613               $14,509     $21,551
                                                                     =======     ========               =======     =======

       Net income per share                                          $  0.18      $  0.17               $  0.37    $   0.54
                                                                     =======     ========               =======     =======
Weighted average number of common shares and
       equivalents outstanding                                        38,888       39,879                38,930      39,783
                                                                     =======     ========               =======     =======




See accompanying notes to consolidated financial statements.

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1995 and 1994
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                            1995            1994
                                                                                          --------       -------
                                                                                            (In thousands)
Cash flows from operating activities:
     Net income                                                                           $ 14,509    $ 21,551
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Tax benefit from exercise of stock options                                        1,674         300
           Equity in earnings of Gates/FA                                                     --           (85)
           Depreciation and amortization                                                     3,212       1,512
           Deferred rent                                                                       438        --
           Deferred income taxes                                                               (12)      9,181
           Gain on exchange of Gates/FA common stock for Arrow Electronics common stock       --       (21,232)
           Loss on sale of Arrow Electronics common stock                                     --           379
           Charge for purchased research and development                                     4,199         547


           Changes in  operating  assets and  liabilities,  net of effects  from acquisitions:
              Increase in accounts receivable                                              (10,374)     (3,164)
              Increase in prepaid income taxes                                              (2,026)       --
              Increase in prepaid expenses and other current assets                         (1,446)     (1,365)
              Increase in other assets                                                      (2,634)       (410)
              Increase in accounts payable and accrued expenses                                965       2,668
                                                                                          --------    --------
                  Net cash provided by operating activities                                  8,505       9,882
                                                                                          --------    --------
Cash flows from investing activities:
     Purchases of fixed assets                                                              (7,435)     (3,403)
     Purchases of short term investments                                                   (14,630)     (5,643)
     Purchases of long term investments                                                     (3,423)     (6,255)
     Proceeds from redemptions and maturities of short term investments                     11,464       2,853
     Proceeds from redemptions and maturities of long term investments                          88       1,984
     Net proceeds from sale of Arrow Electronics common stock                                 --         5,059
     Payments for acquisitions                                                              (2,437)     (1,150)
     Payment for purchase of minority interest                                                (236)       --
                                                                                          --------    --------
                  Net cash used in investing activities                                    (16,609)     (6,555)
                                                                                          --------    --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                 1,521         687
     Principal payments under capital lease obligations                                       (471)       --
                                                                                          --------    --------
                  Net cash provided by financing activities                                  1,050         687

Effect of exchange rate changes on cash                                                     (1,010)         82
                                                                                          --------    --------
               (Decrease) increase in cash and cash equivalents                             (8,064)      4,096

Cash and cash equivalents, beginning of year                                                15,592      11,629
                                                                                          --------    --------
Cash and cash equivalents, end of period                                                  $  7,528    $ 15,725
                                                                                          ========    ========


See accompanying notes to consolidated financial statements.

                             CHEYENNE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1995

(1)    Business and Basis of Presentation


       Business

       Cheyenne Software, Inc. and its subsidiaries ("Cheyenne" or the "Company") are engaged in the development, sale and support of software products for use in microcomputers and computer systems mainly for Local Area Network (LAN) and Wide Area Network (WAN) applications.


       Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments or accruals) considered necessary for a fair presentation have been included. Operating results for the three or six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the financial statements and footnotes thereto and other information included in Cheyenne's annual report on Form 10-K for the year ended June 30, 1995.


(2)    Reclassification

       Certain prior year information has been reclassified to conform with the fiscal 1996 presentation format.

(3)    Capitalized Leases

       During the 1996 fiscal year, Cheyenne entered into various capital leases for equipment expiring May 31, 1998. The equipment recorded under the capital leases are amortized over the terms of the related leases by the straight-line method. Future minimum lease payments required under capitalized leases as of December 31, 1995 are approximately as follows:

       Year Ending June 30,                                       In Thousands
       --------------------                                       ------------
       1996 - remaining                                              $1,286
       1997                                                           2,572
       1998                                                           2,358
                                                                    -------
       Total minimum lease payments                                   6,216
       Less, amount representing interest                               803
                                                                    -------
       Present value of net minimum lease payments                   $5,413
                                                                    =======


(4)    Operating Leases

       Effective September 1, 1995, Cheyenne entered into a lease for a new office facility. The lease expires August 31, 2002 and includes scheduled base rent increases over the term of the lease commencing with the first payment on September 1, 1996. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. Cheyenne has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease. Future minimum rentals required under this lease as of December 31, 1995 are approximately as follows:



       Year Ending June 30,                                       In Thousands
       --------------------                                       ------------
       1997                                                         $1,154
       1998                                                          1,477
       1999                                                          1,524
       2000                                                          1,559
       Thereafter                                                    3,496
                                                                    ------
                                                                    $9,210
                                                                    ======
                                       6

(5)    Acquisition of Chili Pepper Software

       On September 28, 1995, Cheyenne acquired certain assets and assumed certain liabilities of Chili Pepper Software, Inc. ("Chili Pepper"), a manufacturer of Hierarchical Storage Management (HSM) solutions for the desktop PC for approximately $718,000 of cash and the assumption of approximately $1,568,000 of liabilities. The acquisition has been accounted for as a purchase and the operating results of Chili Pepper are included in the consolidated statement of earnings from the date of acquisition. In connection with the acquisition, Cheyenne in FQ196 recorded an expense for purchased research and development of approximately $1,636,000. The revenues and earnings of Chili Pepper for the periods prior to the acquisition were insignificant compared to those of Cheyenne.

 (6)   Acquisition of Media Blitz

       On October 31, 1995, Cheyenne acquired certain assets of Media Blitz, Inc. ("Media Blitz"), a manufacturer of optical and tape jukebox and CD-ROM management software solutions for the Microsoft Windows NT environment, for approximately $1,719,000 in cash and $2,500,000 in additional future contingent payments. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased, including approximately $1,254,000 for capitalized software which is included in other assets. The excess of the purchase price over the fair value of the net assets acquired was approximately $162,000 and has been recorded as goodwill, which is included in other assets and is being amortized on a straight-line basis over three years. In addition, Cheyenne in FQ296 recorded an expense for purchased research and development of approximately $2,763,000. The operating results of Media Blitz are included in the consolidated statement of earnings from the date of acquisition. The revenues and earnings of Media Blitz for the periods prior to the acquisition were insignificant compared to those of Cheyenne.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Quarter ended December 31, 1995 compared to Quarter ended December 31, 1994.

Overview of FQ296

       Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items set forth in the MD & A are forward looking statements that involve uncertainties and risks some of which are discussed below, including under the caption "Cautionary Statements - Additional Important Factors to be Considered."

       During the last week of FQ296 Cheyenne released the latest generation of its leading product, ARCserve for NetWare Version 6. This product offers advanced features and improved performance. The Company intends to initiate marketing programs and expects to announce strategic alliances in FQ396 to enhance Cheyenne's position in the market for NetWare back-up products and to increase market penetration. Cheyenne also currently intends to release foreign language versions of ARCserve 6 by the end of FY96.

       During FQ296 Cheyenne experienced continued sales growth of its relatively new Windows NT product line. Both ARCserve and InocuLAN (antivirus) for Windows NT were the first products in their respective categories to receive certification for the Microsoft BackOffice logo. During FQ296 Cheyenne also released new versions of InocuLAN and FAXserve for NetWare to take advantage of Novell's NDS capabilities. Additionally, Windows 95 versions of ARCsolo and InocuLAN were released in FQ296, along with numerous foreign language versions of many of Cheyenne's existing products.

       The Company believes that its performance in FQ296 and, in particular, sales of ARCserve for NetWare to distributors and other customers in FQ296 was negatively affected by the delay in the release of ARCserve 6 until the last week of FQ296. The delay was due to, among other factors, the complexity of the product and the time and effort required to conduct comprehensive testing for compatibility, reliability and performance.

       FQ296 is historically a strong quarter compared to FQ1 since FQ2 coincides with the end of the calendar year when a number of end users make purchasing decisions relating to purchases during FQ2. Based on preliminary data, it appears that the overall rate of growth in demand for Cheyenne products to end users has slowed in FQ296 when compared to FQ196. The delay in the release of ARCserve 6, the deferral of certain marketing programs from FQ296 to FQ396 due to the delay and other strategic considerations, and possibly more effective competition may have contributed to the reduced rate of growth. In addition, sales of ARCserve for NetWare are closely linked with sales of Novell's NetWare operating system, which is facing increased competition from the Microsoft Windows NT network operating system. The growth in demand to end users of Cheyenne's ARCserve for Windows NT increased in FQ296 from FQ196.

       In FQ296, Cheyenne recorded reserves in excess of those normally provided of approximately $600,000 specifically for returns and exchanges in connection with the release of ARCserve 6. At the end of FQ296, the Company estimates that over $20,000,000 (slightly less than at the end of FQ196) of prior versions of ARCserve (at distributor cost) are in the inventory of its distributors and other customers. Based on communications with its distributors and other customers, the usual slower acceptance of major enhancements to computer software products (particularly in international markets), and the likelihood that certain users will not require the advanced features of ARCserve 6, Cheyenne believes that this inventory will sell through to end users. The Company is also considering the implementation of additional marketing and other promotional programs to promote the sale of prior versions of ARCserve currently in the inventory of its distributors and other customers. Such programs and incentives may affect profit margins.

       While the Company does not currently intend for ARCserve 6 to replace prior versions of ARCserve, certain distributors and other customers could exercise contractual rights to exchange prior versions of ARCserve for ARCserve
6. In the event of faster than expected market acceptance of ARCserve 6 and, in certain other situations, Cheyenne may permit exchanges in excess of contractual rights. Cheyenne believes that the additional reserve is adequate based upon available information and actual exchanges through January 31, 1996. If actual exchanges exceed this amount, revenues in subsequent quarters may be adversely affected.

       The Company anticipates market acceptance of ARCserve 6 by the end of calendar 1996, due to the quality of the product and Cheyenne's leading position in the market for Novell NetWare back-up products. To foster the acceptance of ARCserve 6, the Company has adopted a new pricing strategy for ARCserve 6 which is intended to meet the needs of customers. The pricing strategy for ARCserve 6 includes a base package program for 25 users or less and a base package program for unlimited users, each with additional, separately priced options.

       The Company believes that the new pricing model will make ARCserve 6 more attractive to a significant portion of the Novell NetWare back-up market. However, at the lowest end of the market, ARCserve 6 will be more expensive when compared to ARCserve 5.x. Since ARCserve 5.x will still be available, it is anticipated that these users may not rapidly move to ARCserve 6. The Company has a large installed base (in excess of 500,000 users) of previous versions of ARCserve who might be interested in upgrading to the new version 6. Therefore, an upgrade version is being offered, which may create incremental revenues during the next few quarters.

       While the pricing model of the full new product is expected by the Company to further market acceptance of ARCserve 6, the average selling price of ARCserve 6 (base package) is expected to be somewhat lower than the average selling price of ARCserve 5.x. Cheyenne anticipates offsetting this decline in average selling price with the sale of important options to the base package which offer higher levels of functionality and performance. If the options do not generate the level of sales expected by the Company, Cheyenne's revenues and earnings may be adversely affected even if the unit sales of the ARCserve 6 base package are at expected levels. In addition, distributors and other customers may stock a lesser number of ARCserve 6 packages due to the reduced number of product configurations compared to prior versions of ARCserve. While this will lead to reduced costs to distributors and other customers, Cheyenne may experience a decline in revenue as the market accepts ARCserve 6 and inventories are lowered.

       The Company believes that it is well positioned to benefit in the long term from the growth of the overall market for network storage management software products. The Company expects to maintain its leadership position in the NetWare back-up market by its introduction of ARCserve 6. Cheyenne also expects continued strong growth from ARCserve for NT, as this product further penetrates this rapidly growing market. Cheyenne also continues to invest and make progress in the market for UNIX storage management back-up products.

Cautionary Statements - Additional Important Factors To Be Considered

       Set forth below are important factors which could cause actual results to be adversely affected and to differ materially from the forward looking statements in this MD&A, and other oral or written forward looking statements made by the Company from time to time.

       Product Concentration. The Company historically has derived approximately 80+% of its revenues from the ARCserve product line, substantially all of which supports the Novell NetWare operating system. The Company expects this percentage to gradually decrease in the near future. The Company has recently increased sales of ARCserve supporting Windows NT, Unix and other operating systems and intends to devote significant resources to further increase such sales. Since the NetWare market is still the largest market for Cheyenne, increased sales in the other portions of the market like Windows NT may not be sufficient in the foreseeable future to offset any decline or slowing in revenues from NetWare products. Therefore, the success of ARCserve for NetWare and in particular new Version 6 is critical to the future success of Cheyenne. The failure of ARCserve 6 to obtain broad market acceptance, whether due to competition, product quality or other factors, would have a material adverse effect on the Company's business. In addition, even if ARCserve 6 is broadly accepted, sales of this and the Company's other NetWare products are linked closely with the growth in the market for the NetWare operating system. The apparent slowing in the growth of the NetWare market, the Company's significant dependence on this market, and general uncertainty in the networking operating system market created by the competition between Microsoft and Novell, subjects the Company's performance to increased volatility.

       Uncertain Acceptance of New Products; Technical Problems. As is the case with new products generally, market acceptance of ARCserve 6 can never be assured. If ARCserve 6 and/or its options experience a high number of significant "bugs," or fail to include features required by users, or fail to receive favorable product and other reviews in trade publications, market acceptance may be delayed or may never be realized.

       Competitive factors may also impact the market acceptance of ARCserve 6. The Company believes that ARCserve 6 offers advanced technology and improved performance. Some users that have previously purchased competitive products may, however, not consider the purchase of ARCserve 6 if satisfied with competitive products. Cheyenne also must provide the level of technical support required by its user base. The Company's ability to train its staff and to forecast demand for ARCserve 6 technical support, and the successful implementation and use of communications and other systems, will impact the quality of service provided. Cheyenne must also continue to provide adequate support for its other products. High quality customer support will further market acceptance of the product. Conversely, if Cheyenne provides less than the required level of service, market acceptance may be adversely impacted.

       Separately, in early February 1996 Cheyenne became aware of a potential network security issue with InocuLAN for NT Versions 1.0 and 1.01. InocuLAN for NT has been shipping since July 1995 and has an installed base as of December 31, 1995 of approximately 6,000 users. Cheyenne is not currently aware of any customers that have experienced a security problem because of this issue. However, given the importance of network security, Cheyenne almost immediately provided all registered users and distributors and resellers of InocuLAN for NT with information on how to eliminate the potential network security issue. The fix may also be downloaded electronically via Cheyenne's electronic bulletin board. An updated version of InocuLAN for NT is expected to be shipping in mid-February 1996. Cheyenne believes that the technical issue has been resolved. While any product quality issue and any related negative publicity may affect sales, the Company believes that its prompt response should minimize the potential negative effect on the Company, although there can be no assurance that this will be the case.

       End of Quarter Sales. Historically, a high portion of Cheyenne's sales have been completed in the last few weeks of each fiscal quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Cheyenne's competitors also frequently offer end of the quarter purchase incentives, which Cheyenne cannot control and which could affect purchases of Cheyenne products. If Cheyenne determines not to negotiate more favorable terms at the end of any fiscal quarter, as it has previously done, or expected sales do not occur, revenues could be adversely affected. Consistent with its history, Cheyenne received and fulfilled a significant portion of its FQ296 sales in the last weeks of FQ296 and offered certain of its distributors and other customers incentives to make purchases at the end of FQ296. The delay in the shipment of ARCserve 6 contributed, in part, to increased shipments at the end of FQ296. If these customers do not sell through such products at sufficient levels, reorders and sales in subsequent quarters could be adversely affected.

       Furthermore, this buying pattern results in a significant level of orders to be processed and fulfilled at the end of each fiscal quarter. The Company's worldwide order entry system is centralized in New York, while most orders are fulfilled from a third party production facility in another state. The inability of the Company to process and fulfill end of the quarter orders due to time constraints, communication problems, operational difficulties or factors beyond its control like electrical problems and weather related shutdowns could have an adverse effect on revenues in any fiscal quarter. The Company recently began to upgrade its information management systems in an effort to realize operational efficiencies and to facilitate future growth. The Company's operations have been, and may continue to be, disrupted in connection with the transition to the new system. The transition is expected to be substantially completed by the end of FY96.

      Volatility of Cheyenne's Common Stock. Cheyenne's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Cheyenne has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which had an immediate and significant adverse effect on the trading price of Cheyenne's common stock. This may occur again in the future. Since a significant percentage of Cheyenne's revenues are generated late in the fiscal quarter, Cheyenne may not learn of revenue shortfalls until near the end of the fiscal quarter, which could result in greater volatility in the trading price of Cheyenne's common stock. Cheyenne's common stock is also subject to the volatility of the high technology sector which is a highly dynamic industry, as well as the strategic direction of, and announcements from, other companies such as Novell and Microsoft which affect Cheyenne's business. In particular, the assessment by investors of the relative performance of Novell's NetWare operating system (Cheyenne's historically largest market) and Microsoft's Windows NT operating system (a new market for Cheyenne not yet generating significant revenue for the Company) may further increase the volatility of Cheyenne's common stock.

       Volatility of Future Results. There are a number of factors and risks, some beyond Cheyenne's control, which will also affect future operating results, and increase the volatility of Cheyenne's common stock, including the size and timing of significant orders; more effective competition which has increased over recent periods; the ability of Cheyenne to timely develop, introduce and market new products and upgrades which contain the functionality expected by customers; market acceptance of new products and upgrades; the success of the Company's sales and marketing programs; technological shifts and changes in the storage management market and the other markets of the Company; the mix of sales among Cheyenne's various channels, which compete against each other and result in different gross margins to the Company; deferral or cancellation of orders in anticipation of new products or upgrades; personnel changes; and general economic factors in the worldwide markets where Cheyenne products are sold.

Results of Operations

The following Tables 1 and 2 include a summary of each item from the consolidated statements of earnings as a percentage of revenues. Please refer to these tables while reading the following discussion.



















                            (continued on next page)

                                     TABLE 1

                                                                                     Comparison FQ296 vs. FQ295
                                                                                     --------------------------
                                                                                              (Unaudited)
                                                                            FQ296                                      FQ295
                                                                      -----------------                          -----------------
                                                                      Amount      Ratio                          Amount      Ratio
                                                                      -------     -----                          -------     -----
                                                                                   (in thousands except per share data)
Revenues                                                              $42,449     100.0%                         $29,611     100.0%

Cost of sales                                                           7,585      17.9                            4,780      16.1
                                                                      -------     -----                          -------     -----
Gross profit                                                           34,864      82.1                           24,831      83.9
                                                                      -------     -----                          -------     -----

Operating expenses:
       Research and development                                         6,147      14.5                            3,174      10.7
       Selling and marketing                                           12,424      29.3                            9,253      31.3
       General and administrative                                       4,075       9.6                            2,272       7.7
       Charge for purchased research and development                    2,563       6.0                              547       1.8
                                                                      -------     -----                          -------     -----
                         Total operating expenses                      25,209      59.4                           15,246      51.5
                                                                      -------     -----                          -------     -----
Operating income                                                        9,655      22.7%                           9,585      32.4%
                                                                                  =====                                      =====

Non-operating income:
     Interest income and other                                            922                                        813
     Other losses                                                         ---                                       (379)
                                                                      -------                                    -------

Income before income taxes                                             10,577                                     10,019

Provision for income taxes                                              3,464                                      3,406
                                                                      -------                                    -------
Net income                                                             $7,113                                     $6,613
                                                                      =======                                    =======


Net income per share                                                  $  0.18                                    $  0.17
                                                                      =======                                    =======
Weighted average number of common shares and
       equivalents outstanding                                         38,888                                     39,879
                                                                      =======                                    =======

                                     TABLE 2

                                                                                  Six Months 1996 vs. Six Months 1995
                                                                                  -----------------------------------
                                                                                                (Unaudited)
                                                                      Six Months Ended                           Six Months Ended
                                                                        Dec. 31, 1995                              Dec. 31, 1994
                                                                      -----------------                          -----------------
                                                                      Amount      Ratio                          Amount      Ratio
                                                                      -------     -----                          -------     -----
                                                                                (in thousands except per share data)
Revenues                                                              $80,913     100.0%                         $51,263     100.0%

Cost of sales                                                          14,278      17.6                            8,540      16.7
                                                                      -------     -----                          -------     -----
Gross profit                                                           66,635      82.4                           42,723      83.3
                                                                      -------     -----                          -------     -----

Operating expenses:
       Research and development                                        11,313      14.0                            5,989      11.7
       Selling and marketing                                           23,550      29.1                           17,488      34.1
       General and administrative                                       7,352       9.1                            4,052       7.9
       Charge for purchased research and development                    4,199       5.2                              547       1.1
                                                                      -------     -----                          -------     -----
                         Total operating expenses                      46,414      57.4                           28,076      54.8
                                                                      -------     -----                          -------     -----
Operating income                                                       20,221      25.0%                          14,647      28.5%
                                                                                  =====                                      =====

Non-operating income:
     Interest income and other                                          1,648                                      1,565
     Other gains, net                                                     ---                                     20,853
                                                                      -------                                    -------
Income before income taxes                                             21,869                                     37,065

Provision for income taxes                                              7,360                                     15,514
                                                                      -------                                    -------
Net income                                                            $14,509                                    $21,551
                                                                      =======                                    =======


Net income per share                                                  $  0.37                                    $  0.54
                                                                      =======                                    =======

Weighted average number of common shares and
       equivalents outstanding                                         38,930                                     39,783
                                                                      =======                                    =======


Revenues

       Cheyenne's revenues increased 43.4% in FQ296 versus FQ295 to $42,449,000 from $29,611,000. The increase is attributable to the expanding market for LAN products, Cheyenne's broadening product line, increasing network data storage requirements, more effective sales and marketing programs, plus increased sales outside the United States and the addition of a few new distributors worldwide.

       As in previous fiscal quarters, substantially all of Cheyenne's revenues from distribution in North America are from sales to three large distributors, the largest of which accounted for 43.6% of North America distribution sales and 12.7% of total sales in FQ296. Except for each of the United States and Germany, no one country accounted for more than 10% of the Company's total sales. A small but increasing level of Company sales are from Japan, where Cheyenne conducts its business in Yen. Cheyenne is therefore exposed to currency risk from exchange rate movement of the US dollar versus the Yen. The currency risk increases as the level of business conducted by Cheyenne in Japan grows. Cheyenne also conducts an insignificant portion of its European business in local currency and is subject to currency risk in these local currencies. Cheyenne does not currently hedge against any foreign currency risk.

A breakdown of sales is shown in Table 3.

                                     TABLE 3

                            SOFTWARE SALES BREAKDOWN


                                                         FQ296               %             FQ295                 %
                                                       -------             -----          -------              -----
Distribution:
      North America                                    $12,392              29.2%         $ 9,174               31.0%
      Europe                                            14,740              34.7           11,950               40.3
      Rest of World                                      3,050               7.2            1,513                5.1
                                                       -------             -----          -------              -----
   Total distribution:                                  30,182              71.1           22,637               76.4

Japan                                                    3,769               8.9            1,388                4.7

OEM                                                      4,947              11.7            3,070               10.4
Major Accounts                                           1,625               3.8              710                2.4
Direct and Other (U.S.)                                  1,926               4.5            1,806                6.1
                                                       -------             -----          -------              -----

   Total                                               $42,449             100.0%         $29,611              100.0%
                                                       =======             =====          =======              =====

       Total distribution sales increased 33.3% in FQ296 versus FQ295, European Distribution sales increased 23.3%, Japan sales increased 171.5%, and OEM sales increased 61.1%. Sequentially (FQ296 versus FQ196), North America Distribution sales increased 0.9%, European Distribution sales increased 20.4%, Japan sales increased 12.9% and OEM sales increased 4.3%. The Company believes that some of the increase in OEM sales may be from sales which previously might have been made through the distribution channel.

       New product releases and upgrades like ARCserve 6 typically result in revenue increases during the first three to six months due to initial inventory purchases. The level of such purchases is generally based on the estimated rate of sale to end users. If the actual rate differs from the expected rate, the rate of purchases in subsequent periods may be affected.

       Cheyenne records an allowance for estimated returns each fiscal quarter based on historical information and other factors known to the Company that affect returns. Cheyenne estimates have generally been accurate, although Cheyenne in the past has, and may in the future, underestimate actual returns. Cheyenne increased the allowance for sales returns in FQ296 in connection with the release of ARCserve 6 at the end of FQ296.

       In connection with the end of the quarter buying pattern discussed above, certain distributors may purchase large amounts to obtain rebates and incentives offered by the Company at the end of a fiscal quarter. The level of inventory held by distributors is subject to the strategies and performance goals of each distributor which change from time to time. As a result, quarterly fluctuations in revenue could occur.

Please refer to Table 1

Gross Profit

       The gross profit margin was 82.1% for FQ296 and 83.9% FQ295. Prior periods have been restated to reflect technical support costs which are now included in Cost of Sales rather than Research & Development. The technical support portion of Cost of Sales increased by more than 2% of sales while the direct cost of production decreased by about 1% of sales. Cheyenne has seen a decrease in gross margins over the last 2 fiscal years due to increases in the percentages of sales from lower priced products, which have higher costs as a percentage of the sales price, and increases in the cost of providing technical support.

       The Company believes that providing a high level of technical support is necessary to compete effectively and has accordingly invested and will continue to invest in this area. Since the Company currently receives only insignificant revenue from its technical support services, increases in the level of technical support spending have and will continue to affect gross profit margins. The failure of the Company to provide high quality technical support also could materially affect revenues, further decreasing gross profit. It is anticipated that incremental revenues from providing technical support will be increasing in future quarters, partially offsetting the increased expenses.

       The release of competitive technology or market changes may cause Cheyenne products to become obsolete more quickly than expected. From time to time, the Company may incur significant inventory rework costs to modify computer software and to correct software bugs, including the cost of replacing inventory in the distribution channel. In either case, Cost of Sales would be increased and gross margins could be adversely affected. Historically, this has not been a significant issue for Cheyenne.

       Bad debt expense increased slightly due to credit problems experienced by several of the Company's customers. Cheyenne in FQ296 generally experienced delays in collections, which resulted in an increase in Days Sales Outstanding from 79 in FQ196 to 90 in FQ296. The Company attributes this increase in DSO's to general economic conditions, the granting of extended payment terms, the significant portion of sales made at the end of the fiscal quarter and delayed collections due in part to a new accounts receivable accounting software package recently installed that experienced initial problems that have been resolved.

Research & Development Expenses (R&D)

R&D expenses increased 93.7% versus FQ295. R&D as a percentage of sales increased to 14.5% versus 10.7% in last year's comparable quarter. The increase was due to the Company's significantly broader product line that must further be developed and supported by Cheyenne's engineering and technical personnel.

The Company continues to expand its product line by developing versions of its products to support various operating systems, including Novell NetWare, Microsoft Windows NT, Windows 3.1 and Windows 95, certain Unix operating systems, and other operating systems. This effort has required significant dollar level increases in research and development. However, it is anticipated that R&D as a percentage of sales will not increase further, if internal sales expectations are met.

All new products are subject to significant technical risk, based on the complexity of the software and the required interaction with third party hardware and software. In the past, the Company has experienced delays in the development of new products or upgrades. Such delays may occur in the future. There can be no assurance that material order deferrals in anticipation of new products or upgrades will not occur. In addition, the Company has in the past discovered software bugs (typical in complex software products) in released products and may have lost revenues and customers as a result. Despite testing by the Company, bugs may be found in the future in released products, including ARCserve 6, which could result in loss or delay of market acceptance. In such event, the Company's business and results could be adversely affected.

Selling and Marketing Expenses

Selling and Marketing expenses increased 34.3% in FQ296 versus FQ295. Selling and Marketing expenses decreased to 29.3% of sales in FQ296 versus 31.3% last year. The dollar increase was mainly due to the hiring of additional sales and marketing personnel, particularly in Europe, where less sales support from the Company's traditional distributors is anticipated as new distributors enter this market, competing more on price and less on service. This trend is expected to continue, and accordingly, further increases in Selling and Marketing expenses in Europe will be necessary. Cheyenne's sales in Japan have increased, and the Company continues to invest in that market. Cheyenne also continues to build a sales, marketing and support infrastructure in non-Japan Asia, and South America. The Company expects increased Selling and Marketing expenses as new products are introduced in upcoming periods and that Selling and Marketing expenses may increase as a percentage of sales from FQ296 levels. In FQ196, the Company reclassified certain expenses from Selling and Marketing to offset revenues. Prior periods have not been adjusted due to immateriality and net income is not affected by the reclassification.

General and Administrative Expenses (G&A)

G&A expenses increased 79.4% in FQ296 versus FQ295. The portion of depreciation expenses included in G&A has increased due to significant investments by the Company in test equipment, new computers, new communications and MIS equipment on a worldwide basis. Rent expense for the Company's new facility in Lake Success also contributed to the increase. Legal expenses associated with the shareholder lawsuit, the SEC Formal Order of Private Investigation and the PCPC litigation also contributed to the increase.

The Company expects that G&A expenses will increase in dollar amount in subsequent quarters as the Company expands its staffing and other support operations, and, in FQ396, the Company expects a significant increase in legal expenses related to the above matters.

Charge for Purchased Research and Development

On October 31, 1995, Cheyenne purchased certain assets of Media Blitz, Inc. In connection with the acquisition, Cheyenne took a one time charge of approximately $2,763,000 for the write-off of purchased R&D. The technological feasibility of the in process technology was not yet established at the date of the acquisition and the technology has no alternative use.

Total Operating Expenses

As a result of the above items, total operating expenses increased to $25,209,000, or a 65.3% increase over last year's comparable quarter. Excluding the charge for Purchased Research and Development in FQ296 and FQ295, total operating expenses increased 54.1% versus last year's comparable quarter. Operating expenses have also generally increased due to the Company's recent acquisitions, and due to the cost of the assimilation of the sometimes geographically diverse operations and personnel of the acquired companies.

Operating Income

Operating income (excluding the charge for Purchased Research and Development in FQ296 and FQ295) increased to $12,218,000 in FQ296 from $10,132,000 in FQ295.
Operating income as a percentage of sales (excluding the charge for Purchased Research and Development in FQ296 and FQ295) decreased in FQ296 to 28.7% of sales versus 34.2% in FQ295. The Company continues to invest in its business and build the infrastructure to support its global customer base and to improve its long term competitive position. These increased costs have affected and may continue to affect margins.

As noted above, a significant portion of the Company's revenue is from sales at the end of each fiscal quarter. Since the Company commits to a substantial portion of its operating expenses at the beginning of each fiscal quarter, operating margins will be adversely affected by a shortfall in expected revenue.

Non-operating Income

Non-operating income increased from $434,000 (a figure reduced by certain losses from the sale of securities) in FQ295 to $922,000 in FQ296. Interest income increased from $813,000 in FQ295 to $882,000 in FQ296.

Provisions for Income Taxes

The effective income tax rate on pretax earnings was 32.8% in FQ296. In FQ296, Cheyenne realigned its operations to obtain efficiencies and to improve cash flow. The realignment resulted in an approximate 1.2% decrease in Cheyenne's effective tax rate from FQ196 and the decrease is also expected in subsequent quarters. The Company obtains tax benefits from its FSC and tax-exempt investment income. Generally, higher foreign income taxes compared to prior periods offset some of the benefits described above.

Per Share Data

The net income per share was 18 cents versus 17 cents for the comparable quarter last year. Excluding the charge for Purchased Research and Development in FQ296 and FQ295, net income per share was 23 cents versus 18 cents for the comparable quarter last year.

Liquidity and Capital Resources

The Company had no debt and $70,017,000 in cash, cash equivalents and investments as of December 31, 1995. Cash, cash equivalents and investments decreased $8,383,000 in FQ296 from FQ196 primarily due to the making of two (2) quarterly estimated tax payments in FQ296, acquisition costs and significant capital investments in the Company's Lake Success facility and international offices. All accounts payable are current. Accounts receivable are collected on average in 90 days. This level is higher than in prior periods, due to collection problems discussed above, the granting of extended payment terms and the even higher level of sales at the end of FQ296.

Capital expenditures for the six months ended December 31, 1995 were $7,435,000 versus $3,403,000 in last year's comparable period. The increase is due to purchases of furniture, as well as computer, telephone and test equipment needed to support the growing employee base and business. The Company is leasing certain equipment on terms it believes favorable, which has increased cash available for operations. It is anticipated that capital expenditures will be about $15,000,000 in FY96 versus $10,974,000 in FY95. Further investments in computers, test equipment and facilities are planned based upon continued growth in the number of employees to support Cheyenne's growing business and the partial move to a new 100,000 square foot facility located in Lake Success, New York, near the current corporate headquarters in Roslyn Heights, New York.

Cheyenne may utilize significant portions of cash in connection with potential acquisitions. Cheyenne may also continue the purchase of its common stock.

Management believes Cheyenne's current cash, cash equivalents and investment positions coupled with anticipated cash flow from operations, will be adequate to meet its anticipated cash requirements for planned capital expenditures and operations for the next twelve months and any additional purchases of the Company's common stock.

Six Months Comparison

The six months comparison of Results of Operations for FY96 versus FY95 is shown in Table 2. In general, the same factors that were discussed in connection with the three months ended FQ296 versus FQ295 discussion apply to the six month comparison. As shown, net income for the first six months of FY96 was 37 cents versus 54 cents during the same period last fiscal year. Excluding one time charges for Purchased Research and Development in FQ296, FQ196 and FQ295, and the one time gain of 28 cents per share in FQ195, net income for the first six months of FY96 was 45 cents versus 27 cents during the same period last fiscal year.

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

       On July 20, 1994, the Court ordered that all of the actions be consolidated under the caption of In re Cheyenne Software, Inc. Securities Litigation. On March 8, 1995, plaintiffs filed an Amended Complaint. On March 23, 1995, plaintiffs served a Motion for Class Certification. The Company has contested certain aspects of that Motion, and the Court has yet to issue a ruling. On April 11, 1995, the Company served a Motion to Dismiss certain of the claims alleged in the Amended Complaint. The Motion to Dismiss is expected to be heard by March-June, 1996.

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

3)   SEC Formal Private Investigation

       On June 28, 1994, the SEC commenced an Informal Inquiry into Cheyenne. On or about April 14, 1995, the SEC advised the Company that it had issued a Formal Order of Private Investigation of the Company. The Private Investigation is a continuation of the Informal Inquiry. The Formal Order, among other things, enables the SEC to utilize its subpoena powers to obtain relevant information from third parties as well as the Company. The Private Investigation relates to possible violations of federal securities laws. The Company has been cooperating and intends to continue cooperating fully with the SEC.

4)   JWANCO, Inc., et al. v. Cheyenne Software, Inc. et al.
     California Superior Court (County of Alameda) No. H-183331-1

       On or about May 2, 1995, plaintiffs JWANCO, Inc. (formerly known as Bit Software, Inc.), Jonathan Wan, Yau Ki Chuck, Norman Chan, David Law and David Wong filed an action in the Superior Court of California in and for the County of Alameda against the Company, Cheyenne Communications, Inc., a wholly owned subsidiary of the Company, and several of its officers, directors and employees. The Complaint alleges breach of contract, fraud, wrongful termination, negligent infliction of emotional distress, and a number of other related torts. The essence of the allegations is that the defendants breached agreements and defrauded JWANCO, Inc., and the individual plaintiffs in connection with the Company's acquisition of certain assets and assumption of certain liabilities of Bit Software, Inc. on May 19, 1994. These allegations are substantially similar to those In re Cheyenne Software, Inc. Securities Litigation described above. In addition, the Complaint alleges, on behalf of plaintiff Jonathan Wan only, wrongful termination and a variety of other causes of action relating to the employment and termination of the employment of Jonathan Wan by Cheyenne Communications. The defendants have removed the action to the United States District Court, and have moved to transfer it to New York. Management of the Company, based on advice of outside legal counsel, does not believe that the ultimate resolution of this lawsuit will have a material adverse affect on the financial position or results of operations of the Company.

       Although no answer has yet been filed, the defendants deny any and all liability and intend to vigorously defend against the claims.

5)   Beier v. Cheyenne Software, Inc., et al.
     Master File No. 95 Civ. 2275 (DRH)

       On or about September 26, 1995, a Complaint was filed against the Company and one of its officers alleging fraudulent and negligent misrepresentation. The plaintiff alleges that misrepresentations were made to him by one of the Company's officers in connection with the plaintiffs investment decision in Cheyenne's common stock in June, 1994. The Company's motion to consolidate this action with In Re Cheyenne Software, Inc. Securities Litigation described above was recently denied. On January 26, 1996, the Company served a Motion to Dismiss all of the claims alleged in the Complaint. The Motion to Dismiss is expected to be heard by June, 1996.

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

Item 2.    Changes in Securities

              Not applicable.

Item 3.    Defaults Upon Senior Securities

              Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

              Cheyenne's Annual Meeting of Stockholders was held on December 14, 1995. The stockholders approved the following:

              (i) The election of each of the following nominees to the Board of Directors:

                     Rino Bergonzi                    For:  33,124,624           Withheld:  121,685

                     ReiJane Huai                     For:  33,126,558           Withheld:  119,751

                     Richard F. Kramer                For:  33,126,911           Withheld:  119,598

                     Bernard D. Rubien                For:  33,098,849           Withheld:  147,460

                     Ginette Wachtel                  For:  33,103,574           Withheld:  142,735

              (ii) Ratification of the appointment of KPMG Peat Marwick LLP, as independent auditors of the Company for the fiscal year ending June 30, 1996:

                      For:  33,114,596                   Against:  52,765
                                     Abstention:  78,948

              (iii) Amendments to the Company's 1989 Incentive Stock Option Plan (the "Incentive Plan") to increase the aggregate number of shares of common stock $0.01 par value per share (the Common Stock) which may be issued upon the exercise of all options granted pursuant to the Incentive Plan from 4,806,250 shares to 5,806,250 shares and to impose a grant limit under the Incentive Plan.

                     For:  12,633,720                    Against:  11,605,260
                                     Abstention:  172,559

           The stockholders did not approve the following:

                     Amendments to the Company's 1987 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") to increase the aggregate number of shares of Common Stock which may be issued upon the exercise of all options granted pursuant to the Non-Qualified Plan from 4,237,500 shares to 5,587,500 shares and to impose a grant limit under the Non-Qualified Plan.

                      For:  11,319,164                   Against:  12,919,128
                                     Abstention:  173,247

Item 5.    Other Information

              Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

              (a) 27. Financial Data Schedule
              (b) Reports on Form 8-K:      None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHEYENNE SOFTWARE, INC.


Date:   February 13, 1996              By:     /s/  Elliot Levine
                                          -------------------------------------
                                       Elliot Levine, Executive Vice President,
                                       Senior Financial Officer and Treasurer
                                       (Principal Financial Officer)