Form 10-Q
period 1996-03-31
CHEYENNE SOFTWARE INC
filed 1996-05-15
CIK 738830

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                           ---------------------------


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                                 (516) 465-4000
              (Registrant's telephone number, including area code)




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

           The number of Shares of Registrant's Common Stock outstanding as of April 30, 1996 was 37,626,467 (excluding 2,035,000 shares of treasury stock).

                                      INDEX

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets-
              March 31, 1996 and June 30, 1995 ............................. 3

         Consolidated Statements of Earnings-
              Three and Nine Months Ended March 31, 1996 and 1995 .......... 4

         Consolidated Statements of Cash Flows-
              Nine Months Ended March 31, 1996 and 1995 .................... 5

         Notes to Consolidated Financial Statements ........................ 6

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ....................... 7


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .................................................17

Item 2.  Changes in Securities .............................................19

Item 6.  Exhibits and Reports on Form 8-K ..................................19

Signature ..................................................................20

PART I--FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        March 31, 1996 and June 30, 1995

                                                                                              March 31,         June 30,
                                 Assets                                                          1996              1995
                                 ------                                                          ----              ----
                                                                                             (Unaudited)
                                                                                                          (In thousands)
Current assets:
     Cash and cash equivalents                                                               $ 15,539          $ 15,592
     Short term investments                                                                    33,736            15,088
     Accounts receivable, less allowance for doubtful accounts of
        $1,519,000 and $1,302,000, respectively                                                40,823            31,201
     Deferred income taxes                                                                      2,069             1,400
     Prepaid income taxes                                                                       2,662             1,055
     Prepaid expenses and other current assets                                                  7,263             5,163
                                                                                             --------          --------

                           Total current assets                                               102,092            69,499

Long term investments                                                                          27,329            40,522
Fixed assets, net                                                                              23,448            16,511
Equipment under capital leases, net                                                             4,835               ---
Other assets                                                                                    7,803             2,862
                                                                                             --------          --------

                           Total assets                                                      $165,507          $129,394
                                                                                             ========          ========

                           Liabilities and Shareholders' Equity
                           ------------------------------------

Current liabilities:
     Accounts payable                                                                       $  10,650         $   5,962
     Accrued expenses                                                                           5,165             5,751
     Current portion of obligations under capital leases                                        2,523               ---
     Other current liabilities                                                                  1,602               ---
                                                                                                -----          --------

                           Total current liabilities                                           19,940            11,713

Obligations under capital leases                                                                2,299               ---
Deferred income taxes                                                                           1,996             1,352
Other liabilities                                                                               1,665               ---
                                                                                                -----          --------


                           Total liabilities                                                   25,900            13,065
                                                                                               ------            ------

Minority interest in subsidiary                                                                   ---                19

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                    ---               ---
     Common stock, par value $.01 per share; 75,000,000 shares authorized;
       39,661,467 and 39,313,861 shares issued and outstanding                                    397               393
     Additional paid-in capital                                                                57,135            53,008
     Retained earnings                                                                        112,868            93,046
     Foreign currency translation adjustment                                                    (345)               464
     Net unrealized gain (loss) on investments                                                     10             (143)
     Treasury Stock, at cost; 2,035,000 shares                                               (30,458)          (30,458)
                                                                                             --------          --------

                           Total shareholders' equity                                         139,607           116,310
                                                                                              -------           -------

                           Total liabilities and shareholders' equity                        $165,507          $129,394
                                                                                             ========          ========

See accompanying notes to consolidated financial statements.

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
               Three and Nine Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                               Three Months Ended              Nine Months Ended
                                                                   March 31,                         March 31,
                                                                1996          1995                1996         1995
                                                                ----          ----                ----         ----

                                                                       (In thousands, except per share data)

Revenues                                                      $44,014      $35,636             $124,927       $86,899

Cost of sales                                                   9,021        6,372               23,299        14,912
                                                             --------     --------             --------      --------

Gross profit                                                   34,993       29,264              101,628        71,987

Operating expenses:
       Research and development                                 6,919        4,195               18,232        10,184
       Selling and marketing                                   15,197       10,735               38,747        28,223
       General and administrative                               5,194        2,902               12,546         6,954
       Charge for purchased research and development              ---          704                4,199         1,251
                                                             --------    ---------            ---------     ---------

                         Total operating expenses              27,310       18,536               73,724        46,612
                                                             --------     --------             --------      --------

Operating income                                                7,683       10,728               27,904        25,375

Non-operating income:
      Interest income and other                                   682        1,091                2,330         2,656
      Other (losses) gains, net                                  (464)         272                 (464)       21,125
                                                             --------   ----------            ---------      --------

Income before income taxes                                      7,901       12,091               29,770        49,156

Provision for income taxes                                      2,588        4,116                9,948        19,630
                                                             --------    ---------            ---------      --------

Net income                                                   $  5,313     $  7,975              $19,822       $29,526
                                                             ========     ========              =======       =======

Net income per share                                         $   0.14     $   0.20              $  0.51       $  0.74
                                                             ========     ========              =======       =======

Weighted average number of common shares and
       equivalents outstanding                                 38,933       39,925               38,931        39,856
                                                               ======       ======               ======        ======



See accompanying notes to consolidated financial statements.

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                          March 31,
                                                                                                    1996         1995
                                                                                                    ----         ----
Cash flows from operating activities:                                                                 (In thousands)
     Net income                                                                                    $19,822     $29,526
     Adjustments to reconcile net income to net cash provided by operating activities:
                Tax benefit from exercise of stock options                                           2,211          914
           Equity in earnings of Gates/FA                                                              ---         (85)
           Depreciation and amortization                                                             5,837        2,434
           Deferred rent                                                                               768          ---
           Deferred income taxes                                                                      (99)        (871)
           Gain on exchange of Gates/FA common stock for Arrow Electronics common stock                ---     (21,232)
           Loss on sale of Arrow Electronics common stock                                              ---           11
           Charge for purchased research and development                                             4,199        1,251

           Changes in operating assets and liabilities, net of effects from acquisitions:
              Increase in accounts receivable                                                      (9,517)      (4,865)
              Increase in prepaid income taxes                                                     (1,607)          ---
              Increase in prepaid expenses and other current assets                                (2,099)      (3,372)
              Increase in other assets                                                             (3,828)        (757)
              Increase in accounts payable and accrued expenses                                      2,733       17,331
                                                                                                  --------      -------
                  Net cash provided by operating activities                                         18,420       20,285
                                                                                                  --------      -------

Cash flows from investing activities:
     Purchases of fixed assets                                                                    (10,673)      (7,946)
     Purchases of short term investments                                                          (16,586)     (12,683)
     Purchases of long term investments                                                            (7,740)     (25,699)
     Proceeds from redemptions and maturities of short term investments                             11,961        5,353
     Proceeds from redemptions and maturities of long term investments                               7,116        2,695
     Net proceeds from sale of Arrow Electronics common stock                                          ---       30,324
     Cash paid for acquisitions, net of cash acquired                                              (2,437)      (1,851)
     Purchase of minority interest                                                                   (236)          ---
                                                                                                  --------     --------
                  Net cash used in investing activities                                           (18,595)      (9,807)
                                                                                                  --------     --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                         1,993        1,069
     Principal payments under capital lease obligations                                            (1,062)          ---
     Purchase of Treasury Stock                                                                        ---     (12,131)
                                                                                                  --------     --------
                  Net cash provided by (used in) financing activities                                  931     (11,062)

Effect of exchange rate changes on cash                                                              (809)          278
                                                                                                  --------    ---------
     Decrease in cash and cash equivalents                                                            (53)        (306)

Cash and cash equivalents, beginning of year                                                        15,592       11,629
                                                                                                    ------       ------

Cash and cash equivalents, end of period                                                           $15,539      $11,323
                                                                                                   =======      =======


See accompanying notes to consolidated financial statements.

                             CHEYENNE SOFTWARE, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1996

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

       Basis of Presentation
       ---------------------

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments or accruals) considered necessary for a fair presentation have been included. Operating results for the three or nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the financial statements and footnotes thereto and other information included in Cheyenne's annual report on Form 10-K for the year ended June 30, 1995.


(2)    Reclassification
       ----------------

       Certain prior year information has been reclassified to conform with the fiscal 1996 presentation format.

(3)    Capitalized Leases
       ------------------

       During the 1996 fiscal year, Cheyenne entered into various capital leases for equipment expiring May 31, 1998. The equipment recorded under the capital leases are amortized over the terms of the related leases by the straight-line method. Future minimum lease payments required under capitalized leases as of March 31, 1996 are approximately as follows:

       Year Ending June 30,                                  In Thousands
       --------------------                                  ------------
       1996 - remaining                                        $  643
       1997                                                     2,572
       1998                                                     2,358
                                                                -----
       Total minimum lease payments                             5,573
       Less, amount representing interest                         751
                                                               ------
       Present value of net minimum lease payments             $4,822
                                                               ======


(4)    Operating Leases
       ----------------

       Effective September 1, 1995, Cheyenne entered into a lease for a new office facility. The lease expires August 31, 2002 and includes scheduled base rent increases over the term of the lease commencing with the first payment on September 1, 1996. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. Cheyenne has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease. Future minimum rentals required under this lease as of March 31, 1996 are approximately as follows:

       Year Ending June 30,                                  In Thousands
       --------------------                                  ------------
       1997                                                    $1,154
       1998                                                     1,477
       1999                                                     1,524
       2000                                                     1,559
       Thereafter                                               3,496
                                                                -----
                                                               $9,210
                                                               ======

(5)    Acquisition of Chili Pepper Software
       ------------------------------------
       On September 28, 1995, Cheyenne acquired certain assets and assumed certain liabilities of Chili Pepper Software, Inc. ("Chili Pepper"), a manufacturer of Hierarchical Storage Management (HSM) solutions for the desktop PC for approximately $718,000 of cash and the assumption of approximately $1,568,000 of liabilities. The acquisition has been accounted for as a purchase and the operating results of Chili Pepper are included in the consolidated statement of earnings from the date of acquisition. In connection with the acquisition, Cheyenne in FQ196 recorded an expense for purchased research and development of approximately $1,636,000. The revenues and earnings of Chili Pepper for the periods prior to the acquisition were insignificant compared to those of Cheyenne.

(6)    Acquisition of Media Blitz
       --------------------------
       On October 31, 1995, Cheyenne acquired certain assets of Media Blitz, Inc. ("Media Blitz"), a manufacturer of optical and tape jukebox and CD-ROM management software solutions for the Microsoft Windows NT environment, for approximately $1,719,000 in cash and $2,500,000 in additional future contingent payments. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the fair value of assets purchased. The excess of the purchase price over the fair value of the net assets acquired was allocated in FQ296 to capitalized software ($1,254,000) which is included in other assets, approximately $162,000 to goodwill, which is included in other assets and is being amortized on a straight-line basis over three years, and in FQ296 the Company recorded an expense for purchased research and development of approximately $2,763,000. The operating results of Media Blitz are included in the consolidated statement of earnings from the date of acquisition. The revenues and earnings of Media Blitz for the periods prior to the acquisition were insignificant compared to those of Cheyenne.

  (7)  Dividend Declaration
       --------------------
       On April 15, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right (each a "Right" and collectively, the "Rights") on each outstanding share of the Company's common stock, that has been paid to shareholders of record as of the close of business on April 26, 1996. The Rights contain provisions which are designed to protect shareholders in the event of an unsolicited attempt to acquire the Company in a manner, or on terms, not approved by the Board of Directors of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

Quarter ended March 31, 1996 compared to Quarter ended March 31, 1995.

Overview of FQ396
- -----------------
        Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items set forth in the MD&A are forward looking statements that involve uncertainties and risks some of which are discussed below, including under the caption "Cautionary Statements - Additional Important Factors to be Considered."

Cheyenne's FQ396 revenue and earnings per share results were below expectations. The Company attributes the lower than expected revenue to a number of factors discussed below.

Sales and reorders through the North American distribution channel were lower than expected in the third fiscal quarter due mainly to low sell through in January. January 1996 (the first month of FQ396) sell through in North America was lower by about 10% compared to October 1995 (the first month of FQ296). Sell through in North America in February and March 1996 was strong, about 13% higher than the comparable November and December 1995 period in the previous quarter, and third quarter sell through in North America is estimated to have increased 3-4% compared to the second fiscal quarter. Cheyenne estimates that inventory in the North American distribution channel at the end of the third fiscal quarter was approximately $14 million, compared to approximately $15.5 million at the end of the second fiscal quarter. Based on third fiscal quarter sell through rates, the Company estimates that as of March 31, 1996, distributors in North America had on average approximately 95-105 days inventory on hand. Certain distributors are estimated to have higher levels of inventory on hand as of March 31, 1996. In addition, certain products like ARCserve Version 6, which are in the early stages of growth, have low levels of inventory in the North American distribution channel. Other products in the later stages of their life cycle, like ARCserve Version 5.x, have historically high levels of inventory in the North American distribution channel.

Sales in Germany, which in the second and third fiscal quarters of 1996 accounted for more than 10% of the Company's revenue, were negatively affected by general business conditions in that country. Worldwide OEM sales also were negatively affected due to the product transition from ARCserve Version 5.x to ARCserve Version 6, but were slightly higher than the previous quarter.

As noted below in more detail, the Company in FQ396 achieved strong sales growth in Major Accounts in North America and is placing an increased focus on such sales. The Company's business in Japan also continued to expand rapidly in FQ396. With localization and other initiatives underway, the Company expects to continue to realize increased contribution from international markets.

Cheyenne's December 1995 release of ARCserve Version 6, the next generation of its leading Novell network back-up solution, has been well received by the market. Localized versions of this product in German and French were released in FQ396. The Company continued to experience ongoing demand for ARCserve Version 5.x and ARCserve Version 4.x in FQ396, although sales of these products have peaked due to the market acceptance of ARCserve Version 6.

Sales of ARCserve 5.x in FQ396 were approximately $12,200,000 versus $21,700,000 in FQ296. Sales of ARCserve Version 6 were $13.7 million in FQ396 versus $2.9 million in FQ296 as this product was released at the end of that quarter. As anticipated, the average selling price of ARCserve 6 (base package) in FQ396 was lower than the average selling price of ARCserve 5.x. Cheyenne anticipated offsetting this decline in average selling price with the sale of options to the base package which offer higher levels of functionality and performance. Due to product delays, and other factors, the options generated a lower than expected level of sales in FQ396. As the options become available and marketing programs are initiated, the Company expects that the average selling price of ARCserve 6 plus options to increase.

The Company continues to expand its presence in the Windows NT and Desktop area. Sales of Cheyenne's Windows NT product line continue to exhibit strong growth through the channel. Revenues in FQ396 for Cheyenne's Windows NT product line increased 66% to approximately $8,300,000 in FQ396 from approximately $5,000,000 in FQ296. Unit shipments of ARCserve for NT and InocuLAN for NT increased 80% and 100% respectively in FQ396 compared to FQ296.

Outlook for FQ496.
- ------------------
ARCserve Version 6 now makes up approximately 70% of the Company's ARCserve for NetWare business. Sales of upgrades from prior versions to this new product are expected to continue to generate incremental revenues in FQ496 and through fiscal year 1997. Based on the strength of upgrade sales, the rapid acceptance of ARCserve Version 6, and April sell-through figures, the Company expects point of sale revenue in North America to increase 10-15% in FQ496 compared to FQ396.

However, based on its results in the third fiscal quarter, the Company has reduced its internal sales and earnings forecast for its fourth fiscal quarter. Nonetheless, the Company still expects an increase in sales of better than 30% in fiscal year 1996 (ending June 30, 1996) compared to fiscal year 1995, with approximately 25% pretax profit margins for fiscal year 1996 before one time charges.

In FQ296 and in FQ396, Cheyenne recorded reserves in excess of those normally provided for returns and exchanges in connection with the release of ARCserve 6. At the end of FQ396, the Company estimates that $6-8 million of prior versions of ARCserve (at distributor cost) are in the inventory of its distributors and other customers. Based on communications with its distributors and other customers, the faster than expected market acceptance of ARCserve 6, and a significant drop in sell through for ARCserve 5.x in North America in April, 1996, there is an uncertainty as to how much of this inventory will sell through to end users. Total reserves for product returns and exchanges are approximately $2,400,000 as of March 31, 1996. To the extent that actual returns and exchanges during FQ496 exceed the reserve, revenue in FQ496 will be negatively impacted. Based on FQ396 results, the Company's reserve for returns and exchanges was adequate at December 31, 1995 and throughout FQ396.

The Company expects further reductions in the inventory levels of its distributors in FQ496. As of April 30, 1996, the Company estimates that inventory in the North America distribution channel is approximately $11,000,000 and that distributors in North America had an average 75-85 days of inventory on hand. Distributors and other customers may stock a lesser number of ARCserve 6 packages due to the reduced number of product configurations compared to prior versions of ARCserve. While this will lead to reduced costs to distributors and other customers, Cheyenne may experience a decline in revenue as the market continues to accept ARCserve 6 and inventories are lowered. In addition, certain distributors have indicated to the Company an intent to reduce inventory below current levels which could also adversely affect revenues. As the Company's emphasis on Major Account direct sales increases, inventory levels at distributors are also expected to gradually decline.

In FQ496, Cheyenne anticipates releasing new versions of ARCserve for NT and certain other products, which are intended to replace their respective predecessor products. In the event that these product shipments are delayed, revenues in FQ496 could be adversely affected.

The Company is preparing to launch a desktop product line in the fourth fiscal quarter and is working with several strategic business partners in this area. While the Company will incur expenses related to the desktop launch in FQ496 and the first several quarters of fiscal year 1997, the Company does not anticipate reporting significant revenue from the sales of such products (which will be distributed on consignment) until FQ297. Cheyenne also continues to develop a series of new products to provide on-line backup and virus protection for the GroupWare systems such as GroupWise, NOTES, MS Exchange and Internet WebServers and to develop new products which provide anti-virus integration with Firewall products.

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

Cautionary Statements - Additional Important Factors To Be Considered
- ---------------------------------------------------------------------

        Set forth below are important factors which could cause actual results to be adversely affected and to differ materially from the forward looking statements in this MD&A, and other oral or written forward looking statements made by the Company from time to time.

        Product Concentration. The Company historically has derived approximately 80+% of its revenues from the ARCserve product line, a majority of which supports the Novell NetWare operating system. The Company expects this percentage to gradually decrease in the near future. According to industry estimates, Windows NT continues to gain momentum. The Company has recently increased sales of ARCserve supporting Windows NT, Unix and other operating systems and intends to devote significant resources to further increase such sales. Since the NetWare platform is still the largest segment for Cheyenne, increased sales in the other portions of the market like Windows NT may not be sufficient in the foreseeable future to offset any decline or slowing in the growth of revenues from NetWare products. Therefore, the success of ARCserve for NetWare and in particular new Version 6 and an increase in sales of Windows NT products are critical to the future success of Cheyenne. The failure of ARCserve 6 to obtain broad market acceptance, whether due to competition, product quality or other factors, would have a material adverse effect on the Company's business. In addition, even if ARCserve 6 is broadly accepted, sales of this and the Company's other NetWare products are linked closely with the growth in the NetWare operating system. The apparent slowing in the growth of the NetWare platform, the Company's significant dependence on this platform, and general uncertainty in the networking operating system segment created by the competition between Microsoft and Novell, subjects the Company's performance to increased volatility.

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

        Competitive factors may also impact the market acceptance of ARCserve 6. The Company believes that ARCserve 6 offers advanced technology and improved performance. Some users that have previously purchased competitive products may, however, not consider the purchase of ARCserve 6 if satisfied with competitive products. Cheyenne also must provide the level of technical support required by its user base. The Company's ability to train its staff and to forecast demand for ARCserve 6 technical support, and the successful implementation and use of communications and other systems, will impact the quality of service provided. Cheyenne must also continue to provide adequate support for its other products. High quality customer support should improve market acceptance of the product. Conversely, if Cheyenne provides less than the required level of service, market acceptance may be adversely impacted.

        End of Quarter Sales. Historically, a high portion of Cheyenne's sales have been completed in the last few weeks of each fiscal quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Cheyenne's competitors also frequently offer end of the quarter purchase incentives, which Cheyenne cannot control and which could affect purchases of Cheyenne products. If Cheyenne determines not to negotiate more favorable terms at the end of any fiscal quarter, as it has previously done, or expected sales do not occur, revenues could be adversely affected. Consistent with its history, Cheyenne received and fulfilled a significant portion of its FQ396 sales in the last weeks of FQ396 and offered certain of its distributors and other customers incentives to make purchases at the end of FQ396. If these customers do not sell through such products at sufficient levels, reorders and sales in subsequent quarters could be adversely affected.

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

        Volatility of Cheyenne's Common Stock. Cheyenne's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Cheyenne has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which have had an immediate and significant adverse effect on the trading price of Cheyenne's common stock. This may occur again in the future. Since a significant percentage of Cheyenne's revenues are generated late in the fiscal quarter, Cheyenne may not learn of revenue shortfalls until near the end of the fiscal quarter, which could result in greater volatility in the trading price of Cheyenne's common stock. Cheyenne's common stock is also subject to the volatility of the high technology sector which is a highly dynamic industry, as well as the strategic direction of, and announcements from, other companies such as Novell and Microsoft which affect Cheyenne's business. In particular, the assessment by investors of the relative performance of Novell's NetWare operating system (Cheyenne's historically largest market) and Microsoft's Windows NT operating system (a new market for Cheyenne) may further increase the volatility of Cheyenne's common stock.

        Volatility of Future Results. There are a number of factors and risks, some beyond Cheyenne's control, which will also affect future operating results, and increase the volatility of Cheyenne's common stock, including, without limitation: the ability of Cheyenne to timely develop, introduce and market new products and upgrades which contain the functionality expected by customers; the success of the Company's sales and marketing programs; technological shifts and changes in the storage management market and the other markets of the Company; the mix of sales among Cheyenne's various channels, which compete against each other and result in different gross margins to the Company; deferral or cancellation of orders in anticipation of new products or upgrades; personnel changes; general economic factors in the worldwide markets where Cheyenne products are sold; receipt and fulfillment of expected orders; the size and timing of significant orders; the level and timing of returns and exchanges; changes in general business conditions and seasonality; the growth in computer networking; market volatility related to the competition between Novell, Microsoft and other network operating system vendors and other factors; the ability of Cheyenne to expand successfully into the Windows NT, Unix, Desktop, GroupWare, Internet and Firewall markets; the ability of Cheyenne to expand successfully into new geographic regions; the maintenance and expansion of strategic partnerships; the effectiveness of price and other competition faced by Cheyenne which has increased over recent periods; the market acceptance of new products such as ARCserve Version 6 and the timing of such acceptance; the successful establishment of fee-based technical support; changes in distributors' and other customers' buying patterns; a decrease in the May-June 1996 sell through rates from levels experienced in April, 1996; changes in the Company's and the industry's sales practices; one-time events and other factors which may disrupt the Company's business.

Results of Operations
- ---------------------

The following Tables 1 and 2 include a summary of each item from the consolidated statements of earnings as a percentage of revenues. Please refer to these tables while reading the following discussion.

                                     TABLE 1

                                                                                     Comparison FQ396 vs. FQ395
                                                                                     --------------------------
                                                                                              (Unaudited)
                                                                            FQ396                                  FQ395
                                                                            -----                                  -----
                                                                      Amount      Ratio                     Amount         Ratio
                                                                      ------      -----                     ------         -----
                                                                                  (in thousands except per share data)

Revenues                                                              $44,014        100.0%                  $35,636       100.0%

Cost of sales                                                           9,021         20.5                     6,372        17.9
                                                                    ---------         ----                 ---------        ----

Gross profit                                                           34,993         79.5                    29,264        82.1
                                                                     --------         ----                  --------        ----

Operating expenses:
       Research and development                                         6,919         15.7                     4,195        11.8
       Selling and marketing                                           15,197         34.5                    10,735        30.1
       General and administrative                                       5,194         11.8                     2,902         8.1
       Charge for purchased research and development                      ---          ---                       704         2.0
                                                                   ----------       ------                  --------       -----

                         Total operating expenses                      27,310         62.0                    18,536        52.0
                                                                       ------         ----                    ------        ----

Operating income                                                        7,683         17.5%                   10,728        30.1%
                                                                                      =====                                 =====

Non-operating income:
     Interest income and other                                            682                                  1,091
     Other (losses) gains, net                                           (464)                                   272
                                                                     --------                               --------

Income before income taxes                                              7,901                                 12,091

Provision for income taxes                                              2,588                                  4,116
                                                                      -------                                -------

Net income                                                            $ 5,313                                $ 7,975
                                                                       ======                                 ======


Net income per share                                                 $   0.14                               $   0.20
                                                                      =======                                 ======


Weighted average number of common shares and
       equivalents outstanding                                         38,933                                 39,925
                                                                       ======                                 ======

                                     TABLE 2

                                                                                  Nine Months 1996 vs. Nine Months 1995
                                                                                  -------------------------------------
                                                                                                (Unaudited)
                                                                     Nine Months Ended                          Nine Months Ended
                                                                       March 31, 1996                             March 31, 1995
                                                                       --------------                             --------------
                                                                     Amount       Ratio                         Amount       Ratio
                                                                     ------       -----                         ------       -----
                                                                                     (in thousands except per share data)

Revenues                                                             $124,927     100.0%                         $86,899     100.0%

Cost of sales                                                          23,299      18.7                           14,912      17.2
                                                                     --------     -----                          -------     -----

Gross profit                                                          101,628      81.3                           71,987      82.8
                                                                     --------     -----                          -------     -----

Operating expenses:
       Research and development                                        18,232      14.6                           10,184      11.7
       Selling and marketing                                           38,747      31.0                           28,223      32.5
       General and administrative                                      12,546      10.0                            6,954       8.0
       Charge for purchased research and development                    4,199       3.4                            1,251       1.4
                                                                     --------     -----                          -------     -----

                         Total operating expenses                      73,724      59.0                           46,612      53.6
                                                                     --------     -----                          -------     -----

Operating income                                                       27,904      22.3%                          25,375      29.2%
                                                                                  ======                                     ======

Non-operating income:
     Interest income and other                                          2,330                                      2,656
     Other (losses) gains, net                                           (464)                                    21,125
                                                                     --------                                    -------

Income before income taxes                                             29,770                                     49,156

Provision for income taxes                                              9,948                                     19,630
                                                                     --------                                    -------

Net income                                                            $19,822                                    $29,526
                                                                      =======                                    =======


Net income per share                                                  $  0.51                                    $  0.74
                                                                      =======                                    =======


Weighted average number of common shares and
       equivalents outstanding                                         38,931                                     39,856
                                                                       ======                                     ======

Revenues
- --------

         Cheyenne's revenues increased 23.5% in FQ396 versus FQ395 to $44,014,000 from $35,636,000. The increase is attributable to the expanding market for LAN products, Cheyenne's broadening product line, increasing network data storage requirements, more effective sales and marketing programs, plus increased sales outside the United States and the addition of a few new distributors worldwide.

         As in previous fiscal quarters, substantially all of Cheyenne's revenues from distribution in North America are from sales to three large distributors, the largest of which accounted for 37.8% of North America distribution sales and 9.6% of total sales in FQ396. Except for United States, Germany and Japan, no one country accounted for more than 10% of the Company's total sales. Cheyenne conducts its business in Japan in Yen. Cheyenne is therefore exposed to currency risk from exchange rate movement of the US dollar versus the Yen. The currency risk increases as the level of business conducted by Cheyenne in Japan grows. Cheyenne also conducts an insignificant portion of its European business in local currency and is subject to currency risk in these local currencies. Cheyenne does not currently hedge against any foreign currency risk.


       A breakdown of sales is shown in Table 3.



                                     TABLE 3

                            SOFTWARE SALES BREAKDOWN
                                 (in thousands)


                              FQ396           %          FQ395           %
                            -------        -----       -------        -----
Distribution:
      North America         $11,233         25.5%      $11,530         32.3%
      Europe                 13,559         30.8        12,710         35.7
      Rest of World           3,127          7.1         2,062          5.8
                            -------        -----       -------        -----

   Total distribution:       27,919         63.4        26,302         73.8

Japan                         5,550         12.6         2,332          6.6

OEM                           5,152         11.7         4,234         11.9
Major Accounts                2,831          6.5           798          2.2
Direct and Other (U.S.)       2,562          5.8         1,970          5.5
                            -------        -----       -------        -----

   Total                    $44,014        100.0%      $35,636        100.0%
                            =======        ======      =======        ======

         Total distribution sales increased 6.1% in FQ396 versus FQ395, North America Distribution sales decreased 2.6%, European Distribution sales increased 6.7%, Japan sales increased 138.0%, and OEM sales increased 21.7%. Sequentially (FQ396 versus FQ296), total distribution sales decreased 7.5%, whereas Japan sales increased 47.3% and OEM sales increased 4.1%. The Company believes that some of the increase in OEM sales may be from sales which previously might have been made through the distribution channel.

        Led by a one-time sale to a large corporate customer, the Company in the third fiscal quarter achieved significant sales growth in its North America direct sales to major accounts. Revenues in this category grew approximately 74.2% in the third fiscal quarter compared to the previous quarter.

         Direct sales in FQ396 increased substantially, primarily due to increased upgrade revenue related to ARCserve Version 6. The Company during FQ396 also launched a direct sales program in Europe, which is expected to add incremental revenues in future quarters.

         New product releases and upgrades like ARCserve 6 typically result in revenue increases during the first three to six months due to initial inventory purchases. The level of such purchases is generally based on the estimated rate of sale to end users. If the actual rate differs from the expected rate, the rate of purchases in subsequent periods may be affected.

         Cheyenne records an allowance for estimated returns each fiscal quarter based on historical information and other factors known to the Company that affect returns. Cheyenne estimates have generally been accurate, although Cheyenne in the past has, and may in the future, underestimate or overestimate actual returns. Cheyenne increased the allowance for sales returns in FQ396 in connection with the release of ARCserve 6 at the end of FQ296 and also increased its reserve for obsolete inventory.

         In connection with the end of the quarter buying pattern discussed previously, certain distributors may purchase large amounts to obtain rebates and incentives offered by the Company at the end of a fiscal quarter. The level of inventory held by distributors is subject to the strategies and performance goals of each distributor which change from time to time. As a result, quarterly fluctuations in revenue could occur.

Please refer to Table 1

Gross Profit
- ------------

         The gross profit margin was 79.5% for FQ396 and 82.1% for FQ395. Prior periods have been restated to reflect technical support costs which are now included in Cost of Sales rather than Research & Development. The technical support portion of Cost of Sales increased by approximately 1.5% of sales and the direct cost of production and other items increased by about 1% of sales. Cheyenne has seen a decrease in gross margins over the last 2 fiscal years due to increases in the percentages of sales from lower priced products, which have higher costs as a percentage of the sales price, and increases in the cost of providing technical support.

         The Company believes that providing a high level of technical support is necessary to compete effectively and has accordingly invested and will continue to invest in this area. Since the Company currently receives only insignificant revenue from its technical support services, increases in the level of technical support spending have and will continue to affect gross profit margins. The failure of the Company to provide high quality technical support also could materially affect revenues, further decreasing gross profit. The Company intends to transition certain of its products to fee based technical support in FQ496. It is anticipated that incremental revenues from providing technical support will be increasing in future quarters, partially offsetting the increased expenses.

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

         Cheyenne in FQ396 generally experienced improved accounts receivable collections, which resulted in a decrease in Days Sales Outstanding from 90 in FQ296 to 85 in FQ396. Days Sales Outstanding were 75 in FQ395.

Research & Development Expenses (R&D)
- -------------------------------------

R&D expenses increased 64.9% versus FQ395. R&D as a percentage of sales increased to 15.7% versus 11.8% in last year's comparable quarter. The increase was due to the Company's significantly broader product line that must further be developed and supported by Cheyenne's engineering and technical personnel.

The Company continues to expand its product line by developing versions of its products to support various operating systems, including Novell NetWare, Microsoft Windows NT, Windows 3.1 and Windows 95, certain Unix operating systems, and other operating systems. This effort has required significant dollar level increases in research and development. However, it is anticipated that R&D as a percentage of sales will not increase further, if Cheyenne's internal sales expectations are met.

All new products are subject to significant technical risk, based on the complexity of the software and the required interaction with third party hardware and software. In the past, the Company has experienced delays in the development of new products or upgrades. Such delays may occur in the future. There can be no assurance that significant order deferrals in anticipation of new products or upgrades will not occur. In addition, the Company has in the past discovered software bugs (typical in complex software products) in released products and may have lost revenues and customers as a result. Despite testing by the Company, bugs may be found in the future in released products, including ARCserve 6, which could result in loss or delay of market acceptance. In such event, the Company's business and results could be adversely affected.

Selling and Marketing Expenses
- ------------------------------

Selling and Marketing expenses increased 41.6% in FQ396 versus FQ395. Selling and Marketing expenses increased to 34.5% of sales in FQ396 versus 30.1% last year. The dollar increase was mainly due to the hiring of additional sales and marketing personnel, particularly in Europe, where less sales support from the Company's traditional distributors is anticipated as new distributors enter this market, competing more on price and less on support and service. This trend is expected to continue, and accordingly, further increases in Selling and Marketing expenses in Europe will be necessary. Cheyenne's sales in Japan have increased, and the Company continues to invest in that market. Cheyenne also continues to build a sales, marketing and support infrastructure in non-Japan Asia and South America. In FQ196, the Company began reclassifying certain expenses from Selling and Marketing to offset revenues. Prior periods have not been adjusted due to immateriality of, and net income is not affected by, the reclassification.

General and Administrative Expenses (G&A)
- -----------------------------------------

G&A expenses increased 79.0% in FQ396 versus FQ395. The portion of depreciation expenses included in G&A has increased due to significant investments by the Company in test equipment, new computers, new communications and MIS equipment on a worldwide basis. Rent expense for the Company's new facility in Lake Success and charges for discontinued leases due to the move to the new facility also contributed to the increase. Legal expenses and related costs associated with the shareholder lawsuit, the SEC Formal Order of Private Investigation and the PCPC litigation also contributed significantly to the increase.

In FQ496, the Company expects a significant increase in G&A expenses of approximately $1,000,000 - $1,500,000 related to the unsolicited proposal received by the Company from McAfee Associates, Inc. ("McAfee") in FQ496.

Total Operating Expenses
- ------------------------

As a result of the above items, total operating expenses increased to $27,310,000, or a 47.3% increase over last year's comparable quarter. Excluding the charge for Purchased Research and Development in FQ395, total operating expenses increased 53.2% versus last year's comparable quarter. Operating expenses have also generally increased due to the Company's acquisitions, and due to the cost of the assimilation of the sometimes geographically diverse operations and personnel of the acquired companies. Since the Company's recent acquisitions have not yet generated significant revenue, operating margins therefore have been negatively affected.

Operating Income
- ----------------

Operating income (excluding the charge for Purchased Research and Development in FQ395) decreased to $7,683,000 in FQ396 from $11,432,000 in FQ395. Operating income as a percentage of sales (excluding the charge for Purchased Research and Development in FQ395) decreased in FQ396 to 17.5% of sales versus 32.1% in FQ395. The Company continues to invest in its business and build the infrastructure to support its global customer base and to improve its long term competitive position. These increased costs have affected and may continue to affect margins.

As noted above, a significant portion of the Company's revenue is from sales at the end of each fiscal quarter. Since the Company commits to a substantial portion of its operating expenses at the beginning of each fiscal quarter, operating margins will be adversely affected by a shortfall in expected revenue.

Non-operating Income
- --------------------
Non-operating income decreased from $1,363,000 in FQ395 to $218,000 (a figure reduced by an approximate $464,000 currency translation loss discussed below) in FQ396. Interest income decreased from $1,091,000 in FQ395 to $682,000 in FQ396 due to a reduction in investments related to the Company's purchase of its common stock and lower interest rates.

Pursuant to FASB No. 52, companies are required to differentiate between intercompany transactions that are of a long term investment nature and those for which settlement is planned or anticipated in the foreseeable future. Currency exchange gains or losses related to long term transactions are recorded as a separate component of equity. Other currency exchange gains or losses related to intercompany transactions affect income. Prior to FQ396, the Company treated its intercompany transactions with its Japanese subsidiary as long term. Based on changed circumstances, the Company in FQ396 began to treat such transactions as short term. Based on changes in exchange rates which occurred prior to and in FQ396, in FQ396 Cheyenne incurred a currency loss of approximately $464,000 in connection with certain intercompany transactions between Cheyenne and its subsidiary in Japan. This $464,000 foreign currency loss also negatively affected this category.

Provisions for Income Taxes
- ---------------------------
The effective income tax rate on pretax earnings was 32.8% in FQ396. In FQ296, Cheyenne realigned its operations to obtain efficiencies and to improve cash flow. The realignment resulted in an approximate 1.2% decrease in Cheyenne's effective tax rate from FQ196 and the decrease is also expected in subsequent quarters. The Company obtains tax benefits from its FSC and tax-exempt investment income. Generally, higher foreign income taxes compared to prior periods offset some of the benefits described above.

Per Share Data
- --------------
The net income per share was 14 cents versus 20 cents for the comparable quarter last year. Excluding the charge for Purchased Research and Development in FQ395, net income per share was 14 cents versus 21 cents for the comparable quarter last year.

Liquidity and Capital Resources
- -------------------------------
The Company had no debt and $76,604,000 in cash, cash equivalents and investments as of March 31, 1996. Cash, cash equivalents and investments increased $6,587,000 in FQ396 from FQ296 primarily due to increased collections in accounts receivable. All accounts payable are current. Accounts receivable in FQ396 were collected on average in 84 days.

Capital expenditures for the nine months ended March 31, 1996 were $10,673,000 versus $7,946,000 in last year's comparable period. The increase is due to purchases of furniture, as well as computer, telephone and test equipment needed to support the Company's worldwide employee base and business. The Company is leasing certain equipment on terms it believes favorable, which has increased cash available for operations. It is anticipated that capital expenditures will be about $15,000,000 in FY96 versus $10,974,000 in FY95. Further investments in computers, test equipment and facilities are planned based upon continued growth in the number of employees to support Cheyenne's growing business and the move to the new 100,000 square foot facility located in Lake Success, New York, near the current corporate headquarters in Roslyn Heights, New York.

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

Nine Months Comparison
- ----------------------
The nine months comparison of Results of Operations for FY96 versus FY95 is shown in Table 2. In general, the same factors that were discussed in connection with the three months ended FQ396 versus FQ395 discussion apply to the nine month comparison. As shown, net income for the first nine months of FY96 was 51 cents versus 74 cents during the same period last fiscal year. Excluding one time charges for Purchased Research and Development in FQ296, FQ196, FQ395 and FQ295, and the one time gain of 28 cents per share in FQ195, net income for the first nine months of FY96 was 58 cents versus 48 cents during the same period last fiscal year.

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

     On July 20, 1994, the Court ordered that all of the actions be consolidated under the caption of In re Cheyenne Software, Inc. Securities Litigation. On March 8, 1995, plaintiffs filed an Amended Complaint. On April 11, 1995, the Company served a Motion to Dismiss certain of the claims alleged in the Amended Complaint. The Motion to Dismiss is expected to be heard by June -September, 1996. In April, 1996, the Court granted plaintiffs Motion for Class Certification.

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

5)   Beier v. Cheyenne Software, Inc., et al.
     ----------------------------------------
     Master File No. 95 Civ. 2275 (DRH)

     On or about September 26, 1995, a Complaint was filed against the Company and one of its officers alleging fraudulent and negligent misrepresentation. The plaintiff alleges that misrepresentations were made to him by one of the Company's officers in connection with the plaintiffs investment decision in Cheyenne's common stock in June, 1994. The Company's motion to consolidate this action with In Re Cheyenne Software, Inc. Securities Litigation described above was recently denied. On January 26, 1996, the Company served a Motion to Dismiss all of the claims alleged in the Complaint. The Motion to Dismiss is expected to be heard by June-August, 1996.

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

7)   Certain Other Purported Class Action Lawsuits
     ---------------------------------------------

         The Company and members of the Company's Board of Directors have been named in five purported class action lawsuits filed in April, 1996 in the Court of Chancery of the State of Delaware. Substantially, each lawsuit alleges that the Company's Board of Directors breached the fiduciary duties owed by it to shareholders by rejecting a request of McAfee to negotiate a merger of the Company and McAfee. Each lawsuit requests substantially similar relief: (i) that the Company, among other things, explore fully any transaction, including a combination with McAfee, that would allegedly maximize shareholder value, and
(ii) that the purported class be awarded damages in an unspecified amount. In the view of the Company's management, these lawsuits are without merit and, based upon the information available at this time, the outcome of these lawsuits is not expected to have a material adverse effect on the results of operations and financial condition of the Company.

Item 2.    Changes in Securities

              On April 15, 1996, the Board of Directors of the Company declared a dividend of one Right on each outstanding share of the Company's common stock, that was paid to shareholders of record as of the close of business on April 26, 1996. The Rights contain provisions which are designed to protect shareholders in the event of an unsolicited attempt to acquire the Company in a manner, or on terms, not approved by the Board of Directors of the Company. The Company may redeem the Rights for $0.01 per Right at any time prior to such time as a person or group has acquired 20% or more of the outstanding shares of the Company's common stock. The Rights will expire on April 15, 2006, unless previously redeemed, exchanged or exercised. This summary description of the Rights does purport to be complete and is qualified in its entirety by reference to the Rights Agreement, dated as of April 15, 1996, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, which is hereby incorporated herein by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by the Company on April 15, 1996.

              Additionally, on April 15, 1996, the Company's Board of Directors adopted certain amendments to the Company's By-laws. The full text of the Company's By-laws, as thereby amended, is hereby incorporated herein by reference to Exhibit 99 to the Report on Form 8-K filed by the Company on April 16, 1996.

Item 3.    Defaults Upon Senior Securities

              Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.    Other Information

              Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  3.4. Restated By-laws of the Company, further restated as of April 15, 1996, incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated April 15, 1996.

                  4.5 Rights Agreement, dated as of April 15, 1996, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by the Company on April 15, 1996.

                  27.  Financial Data Schedule

              (b) Reports on Form 8-K:

                  Report on Form 8-K dated April 15, 1996, reporting under "Item
                  5. Other Events" (i) the declaration by the Company of a dividend distribution to be made to shareholders of record on April 26, 1996, of one Right on each outstanding share of the Company's common stock, and (ii) the adoption by the Company of certain amendments to its By-laws.

                  Report on Form 8-K dated April 15, 1996, reporting under "Item
                  5. Other Events" the issuance by the Company of a press release concerning, among other things, the unanimous rejection by the Company's Board o f Directors of an unsolicited proposal by McAfee to enter into merger discussions.

                  Report on Form 8-K dated April 17, 1996, reporting under "Item
                  5. Other Events" the issuance by the Company of a press release concerning the proposal of McAfee.

                  Report on Form 8-K dated April 18, 1996, reporting under "Item
                  5. Other Events" the issuance by the Company of a press release concerning a lawsuit brought by the Company against McAfee and its chairman William L. Larson.

                  Report on Form 8-K dated April 23, 1996, reporting under "Item
                  5. Other Events" the issuance by the Company of a press release containing the text of a letter from certain senior executives of the Company.

                  Report on Form 8-K dated April 24, 1996, reporting under "Item
                  5. Other Events" the issuance by the Company of a press release announcing the Company's operating results for the third quarter of fiscal year 1996, and containing the text of a letter to shareholders of the Company.

                  Report on Form 8-K dated April 30, 1996, reporting under "Item
                  5. Other Events" the mailing by the Company of certain letters dated April 24, 1996 and April 26, 1996 to shareholders of the Company.

                  Report on Form 8-K dated May 1, 1996, reporting under "Item 5. Other Events" the issuance by the Company of a press release concerning McAfee's public announcement of the withdrawal of its proposal with respect to the Company.


SIGNATURE
- ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHEYENNE SOFTWARE, INC.


Date:  May 14, 1996                 By:   /s/ Elliot Levine
                                       -------------------------------------
                                    Elliot Levine, Executive Vice President,
                                    Senior Financial Officer and Treasurer
                                    (Principal Financial Officer)