Form 10-K
period 1996-06-30
CHEYENNE SOFTWARE INC
filed 1996-09-30
CIK 738830

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(MARK ONE)

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              [FEE REQUIRED]

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                          OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                             TO
                              -----------------------------  ----------------


COMMISSION FILE NUMBER                      1-9189
                      -------------------------------------------------------


                        CHEYENNE SOFTWARE, INC.
- -------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      13-3175893
- -----------------------------------               -------------------------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    3 EXPRESSWAY PLAZA, ROSLYN HEIGHTS, NY                 11577
- ---------------------------------------------     -------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (516) 465-4000
                                                   ------------------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                          -------------------

         COMMON STOCK, PAR VALUE $.01 PER SHARE       AMERICAN STOCK EXCHANGE
         SERIES A JUNIOR PARTICIPATING PREFERRED
         STOCK PURCHASE RIGHTS                        AMERICAN STOCK EXCHANGE

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

                   YES:   X                           NO:
                        ------                           ------

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT OF THIS FORM 10-K. [    ]

    AS OF SEPTEMBER 17, 1996, THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING PRICE ($20.25) AS REPORTED BY THE AMERICAN STOCK EXCHANGE ON SEPTEMBER 17, 1996 WAS $756,238,558.

    THE AGGREGATE NUMBER OF REGISTRANT'S OUTSTANDING SHARES ON SEPTEMBER 17, 1996 WAS 37,698,236 SHARES OF COMMON STOCK, $0.01 PAR VALUE (EXCLUDING 2,343,900 SHARES OF TREASURY STOCK).

                         DOCUMENTS INCORPORATED BY REFERENCE:
    REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1996 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON DECEMBER 12, 1996 IS INCORPORATED HEREIN BY REFERENCE INTO PART III OF THIS FORM 10-K.

                          CHEYENNE SOFTWARE, INC. FORM 10-K
                ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                  TABLE OF CONTENTS

PART I
Item 1 - Business .............................................................3
Item 2 - Properties ..........................................................15
Item 3 - Legal Proceedings ...................................................15
Item 4 - Submission of Matters to a Vote of Security Holders .................17

PART II
Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters.17
Item 6 - Selected Financial Data .............................................19
Item 7 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................20
Item 8 - Financial Statements and Supplementary Data .........................30
Item 9 - Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................30

PART III
Item 10- Directors and Executive Officers of the Registrant...................30
Item 11- Executive Compensation...............................................30
Item 12- Security Ownership of Certain Beneficial Owners
          and Management......................................................30
Item 13- Certain Relationships and Related Transactions.......................30

PART IV
Item 14- Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K................................................31

Signatures...................................................................35

                                      P A R T  I

ITEM 1.  BUSINESS

Cheyenne Software, Inc., a Delaware corporation formed in 1983, ("Cheyenne", or the "Company") is engaged in the development, sale, and support of software products for use in desktop and networked personal computer ("PC") environments, including Local Area Network ("LAN") and Wide Area Network ("WAN") applications. Cheyenne's product strategy is to provide storage management, security, and communications software for desktops and distributed enterprise networks.

The Company's products provide key services to administrators and users of desktop computers and PC-based networks, helping them to access, move, share, and protect data in ways that enhance the productivity of the individual and the enterprise. Aimed at automating operations and minimizing downtime, Cheyenne's storage management and security products include backup and disaster recovery capabilities as well as virus detection and purging utilities. The Company is also expanding its communications offerings -- starting with facsimile and adding voice and data transmission -- to comprise full telephony services.

By selling through distributors, to Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs"), and end-users, Cheyenne has succeeded in establishing a large worldwide user community. The Company made its first direct venture into non-U.S. markets in 1991 by initiating sales operations in Europe, and it has since established itself as a strong competitor in the global market by opening sales offices and support facilities in strategically selected sites throughout the world. In addition to its Corporate Headquarters in Roslyn Heights, New York, the Company now has European Headquarters near Paris, Japanese Headquarters in Tokyo and Pacific Rim (excluding Japan) Headquarters in Singapore.

COMPANY DEVELOPMENT

When it was founded in 1983, the Company's business was to develop, sell, and support custom software for vertical markets such as healthcare and finance. The Company operates on a June 30 fiscal year (sometimes referred to herein as
"FY").   In fiscal year 1988, the Company introduced ARCserve-Registered
Trademark- for NetWare, the industry's first client/server-based storage management product for the growing LAN environment. This innovative technology quickly established Cheyenne as the world leader in network storage management for the PC-LAN market.

During the early 1990's, the Company experienced significant growth, capturing a large share of the market for NetWare storage management products. In late fiscal year 1993, the Company embarked on a major product diversification program, expanding its product mix to address the fast-growing market areas of security and communications. At the same time, the Company began developing products for other important networking environments.

In fiscal year 1994, Cheyenne introduced its anti-virus product, InocuLAN-Registered Trademark-, and its first communications product, FAXserve, both for NetWare. To further strengthen its communications product line, the Company in May 1994 purchased Bit Software, Inc. and its product which integrates FAX, data, and voice communication into a single application. In fiscal year 1995, Cheyenne introduced its first Windows NT products, ARCserve for Windows NT and InocuLAN for Windows NT, and its first UNIX product, ARCserve/Open for UNIX.

Also in fiscal year 1995, Cheyenne broadened its storage management product line with the acquisitions of products from NETstor, Inc. and NetFRAME Systems, Inc., which extended the Company's offerings beyond file based backup and recovery into the new areas of hierarchical storage management ("HSM") and high speed fault tolerant, image backup. In fiscal year 1996, the Company acquired the net assets of Chili Pepper Software, Inc. ("Chili Pepper"), a manufacturer of HSM solutions for desktop personal computers. Throughout fiscal year 1996, Cheyenne's continued investments in storage management enabled it to capture a larger share of the Windows NT backup market, and its Windows NT-based business grew from less than $3 million in revenue and 6,000 units in fiscal year 1995 to approximately $30 million in revenue and 85,000 units in fiscal year 1996.

Cheyenne's commitment to product diversification continued in June of 1996 when the Company entered the desktop, consumer, and SOHO (small office/home office) markets with storage management and anti-virus software for personal computers running Windows 95 and Windows 3.1.

CORPORATE STRUCTURE AND ORGANIZATION

In July 1995, Cheyenne established three divisions, each differentiated by the operating system platform for its products: a NetWare division, a New Territory (Windows NT and Windows 95) division, and a UNIX division. Each division has its own engineering and product marketing groups, located in or near the Company's New York headquarters. By focusing on solutions which target each of the major platforms, the Company seeks to align its activities to address the needs of its distribution channels, strategic partners, and end-user customers.

Cheyenne's worldwide sales organization includes customer service, with globally-distributed resources dedicated to localizing products, services, and marketing for each of the major geographical areas.

MAJOR PRODUCTS AND MARKET POSITION

The increased dependence of distributed enterprises - and of businesses in general - upon electronic communications has propelled the fast growth of the computer networking industry. At the same time, the wide acceptance of personal computers in homes, offices, and public areas has led to greater need for protection of information assets. Ongoing technology advancements have enabled the ubiquitous use of sophisticated communication devices for the transmission of voice, data, and images. Cheyenne has capitalized on all three of these trends, with continual introductions of leading-edge network storage management products, virus-arresting utilities, and productivity-enhancing communication tools.

Understanding the need for application software which operates on multiple stand-alone platforms as well as in heterogeneous computer environments, Cheyenne offers its products for most of the major PC operating systems, including Novell's NetWare, Microsoft's Windows NT, leading versions of UNIX, and popular desktop systems such as Windows, Windows 95, Macintosh, and OS/2.

NETWORK STORAGE MANAGEMENT

The success of the ARCserve family of products, which perform storage backup, restoration, and disaster-recovery operations, enabled Cheyenne to emerge early as the industry leader in storage management for networked systems.

The ARCserve product line accounted for 74.3% of Cheyenne's revenues in fiscal year 1996, compared to 80.2% in fiscal year 1995 (the FY95 figure reflects changes made by the Company in FY96 to certain product categories). The product line consists of the base ARCserve package and other options like disaster recovery, RAID tape array support, image backup, and on-line backup of mission critical databases and/or applications, all of which combine to improve network availability, reliability, and overall enterprise productivity.
ARCserve 6 for NetWare, introduced in December 1995, and upgrades to this new product, accounted for 79% of total ARCserve for NetWare sales in FQ496. ARCserve 6 for Windows NT, introduced in June 1996, is expected by Cheyenne to fuel major revenue growth in fiscal year 1997. ARCserve 6 for UNIX is currently scheduled for release in the first half of fiscal year 1997.

For large NetWare superservers, Cheyenne offers JETserve, a high performance, streamlined, full-system, image back-up solution. To further complement its ARCserve products for NetWare and UNIX, the Company offers Cheyenne HSM. This storage management system for on-line data across any combination of media automatically migrates seldom-used data to less expensive storage media while allowing the migrated data to be conveniently retrieved as needed. The Company's current product development plans include offering HSM for Windows NT during fiscal year 1997.

In March of 1996, Cheyenne announced its "Application Agent Strategy" for groupware, database, and Web server applications. These software agents work in tandem with the ARCserve host system to enable on-line backup of mission-critical groupware and on-line transaction processing ("OLTP") applications running on NetWare, Windows NT, UNIX, and OS/2. This on-line backup allows backup to take place while business-essential programs run, facilitating uninterrupted, 24 hours a day, seven days a week operations. These include applications such as SAP R/3, relational database applications such as those from Oracle, Sybase, and Informix, and groupware applications such as Lotus Notes, Microsoft Exchange Server, and the Novell GroupWise products.

SECURITY

Cheyenne's premier anti-virus product, InocuLAN, has gained a strong position in the NetWare market. The Windows NT version, introduced in late fiscal year 1995, was the first anti-virus product to be shipped for Windows NT. It achieved strong sales growth during its first year, contributing to Cheyenne's FY96 overall growth in the Windows NT market. Cheyenne is working with other leading vendors to create the industry's first integrated firewall and anti-virus solution to protect against the spread of viruses through the Internet, Intranets, and corporate networks.



COMMUNICATIONS

After entering the communications market in fiscal year 1994 with FAXserve for NetWare, Cheyenne quickly established a strong position which it continues to maintain today. In early 1996, the Company entered into an exclusive agreement with Novell to ship Cheyenne's FAXserve product as the integrated facsimile service for Novell's GroupWise product, a groupware offering which is expected to be introduced before the end of calendar year 1996.

Also in 1996, Cheyenne joined Novell and IBM to introduce the IBM PC Server 310 Small Business Solution, IBM's new computer line for small businesses. Cheyenne's FAXserve software, shipped with PC Server 310 systems, provides integrated facsimile services which route incoming and outgoing FAXes to and from users' desktops through a single centralized FAX line or pool. Cheyenne intends to focus on the expansion of the retail and OEM markets for its desktop communications products during fiscal year 1997.

DESKTOP

In fiscal year 1996, leveraging the technology it acquired from Chili Pepper, Cheyenne embarked on a major new business initiative and entered the consumer and SOHO market by introducing its desktop product line: Cheyenne Backup, Cheyenne Anti-Virus, and Cheyenne Infinite Disk. As desktop computers become more powerful and more complex, and as networking becomes more pervasive through such media as the Internet and other on-line services, the level of sophistication of Cheyenne's PC-LAN products will become a requirement in consumer and SOHO environments. Cheyenne intends to capitalize on these fast-growing markets by tailoring versions of its high-end products to meet the needs of the desktop. These products will offer the advanced features which are newly required by this market and which are not available from traditional suppliers of desktop products.

As part of the Company's desktop strategy, in June 1996, Cheyenne strengthened its relationship with Hewlett-Packard's Colorado Memory Systems ("HP/CMS") Division by its acquisition of the exclusive rights to Colorado Backup, the software which HP/CMS ships with its SureStore tape drive products and the technology which is the basis for the backup capability within the Microsoft Windows 95 operating system. Cheyenne will enhance the licensed software. This agreement establishes Cheyenne as the exclusive provider of backup software for the HP/CMS Division for at least a one year period from the date of first shipment of the enhanced product.

SALES AND CHANNELS STRATEGY; MARKETING

DISTRIBUTION

Computer product distributors comprise the major sales channels for Cheyenne's products, accounting for approximately 76 percent of the Company's revenues in fiscal year 1996. The major customers for distributors are VARs. VARs provide many value-added services such as systems integration, installation, and training, and are expected to continue as the primary channel for Cheyenne's growing markets. At the end of fiscal year 1996, Cheyenne's two-tier distribution network included over 90 distributors and 2000 VARs in 38 countries.

Cheyenne has entered into non-exclusive agreements with each distributor. Most distributor agreements have one year terms, may be canceled by either party upon 30-60 days' notice, provide for the exchange of inventory by Cheyenne within 90 days of delivery and contain no minimum purchase requirements by the distributor.

Sales through distributors have increased in FY93, FY94, FY95 and FY96 as follows:

                           Distribution Sales  (In thousands)
                           ----------------------------------

         Territory            FY93      FY94           FY95           FY96
          -----------         ----      -----          -----          -----
         Northern America    $15,785   $34,039        $41,089        $51,490
         Europe               16,792    33,696         45,394         56,144
         Japan                   725     2,341          6,740         12,235

         ROW                   1,888     4,097          7,640         12,017
                              -------   -------         -------       --------
                             $35,190   $74,173        $100,863       $131,886
                              -------   -------         -------       --------
                              -------   -------         -------       --------

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

To support the growing sales in North America, the Company added 63 sales and marketing personnel in FY96. Cheyenne now has regional sales offices serving North America in Atlanta, Chicago, Dallas, Seattle, San Diego and Ontario, Canada.

In Europe, sales and service centers were added in the U.K. and Germany during FY93 to augment the Company's European presence and to support sales efforts out of its French office. The number of full time European employees grew from 76 in FY95 to 122 in FY96.

The Company has rapidly expanded sales in the rest of the world ("ROW") by adding new distributors during FY95 and FY96. Sales and service centers were added in FY96 in Beijing and in FY95 in Australia, Brazil, Mexico, Singapore and Taiwan, in addition to Miami, FL (the U.S. base for Cheyenne's ROW sales), added in FY94. Singapore since the end of FY95 serves as the Company's base for Asia (excluding Japan) and the Company has relocated a key manager from the United States to Singapore to oversee expansion in this area. Full-time employees supporting the non-Japan Asia territory have increased from 5 in FY95 to 14 in FY96. Employees directly supporting ROW sales increased from 4 in FY95 to 9 in FY96.

Although the Japanese networking market is still relatively small, Cheyenne's management believes the potential is significant. In February 1993, the Company formed a subsidiary in Tokyo ("Cheyenne KK") which now has 29 full time employees compared to 16 last year (in FY96, certain employees were reclassified from Cheyenne KK to the Singapore office). Sales in Japan from all sources have increased in FY93, FY94, FY95 and FY96 as follows:

                              Japan Sales (In thousands)
                           --------------------------

                   FY93           FY94           FY95       FY96
                   -----          -----          ----       -----
                   $725          $2,341        $7,828      $17,430
OEM

Cheyenne has also established relationships with several large OEMs, which buy directly from the Company. These OEMs then bundle Cheyenne's software with their hardware and/or software in order to add value to the products which they provide to their customers. Included among Cheyenne's OEM customers are Compaq, Computer Associates, Hewlett Packard, IBM, and Intel. In FY95, Cheyenne entered into OEM agreements with Fujitsu LTD. and Mitsubishi and in FY96 entered into an OEM agreement with NEC in Japan.

Management believes that its OEM agreements have made a significant contribution to the growth in the Company's unit sales, because of the enhanced market penetration and visibility that resulted from the investments in advertising and promotion that OEM companies normally undertake. No single OEM relationship accounted for more than 5% of Cheyenne's revenues in FY96. Total OEM revenues were $13.3 million or about 23% of total revenues in FY93, $13.3 million or about 14% of total revenues in FY94, $16.4 million or about 13% of total revenues in FY95 and $23.6 million or about 14% of total revenues in FY96. During the last three years, as Cheyenne's ARCserve products have become more readily available throughout the world via distribution, the need for OEM customers to bundle the product has lessened. Distributors now bundle ARCserve with many different hardware devices and provide the value-added services to customers that were previously the responsibility of the OEM. As a result of this change in the marketplace, distributor sales over the last several years have grown more rapidly than OEM sales.

MAJOR ACCOUNTS

Recently Cheyenne initiated a Major Accounts Program to better serve its national and multi-national customers who need licensing at the site level. Revenues from these type of sales in FY95 were approximately $3,108,000 and grew to approximately $8,906,000 in FY96. In July 1996, the Company commenced the sale of site licenses through large resellers which is expected to further accelerate sales in this segment.

DIRECT

Cheyenne's Direct Sales organization offers products to those customers who find it more convenient to make purchases by calling one of the Company's toll-free telephone numbers. Cheyenne has also introduced electronic commerce to its World Wide Web site in fiscal year 1996, enabling customers to order and pay for products on-line through the Company's Web site. These direct sales channels currently account for less than 5 percent of Cheyenne's total revenues.

FLUCTUATIONS IN PURCHASING PATTERNS

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

This seasonality is more pronounced in Europe. In addition, the Company typically experiences increased sales in Japan in its FQ3 and lower sales in Japan in its FQ4 due to seasonality peculiar to that market. As noted above, the Company has recently entered the desktop market. The Company expects to realize a large portion of its annual desktop revenues in its FQ2, due to the seasonality of the consumer market.

SIGNIFICANT CUSTOMERS

One distributor (Ingram Micro Inc.), on a worldwide basis, including its foreign subsidiaries, accounted for greater than 10% of the Company's revenues in FY96 (16%), FY95 (15%) and FY94 (17%). At June 30, 1996, this customer accounted for 23% of Cheyenne's outstanding trade accounts receivable.

RETURNS AND EXCHANGES; PRICE PROTECTION

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

Although Cheyenne believes that it provides an adequate allowance for sales returns and exchanges in its financial statements, there can be no assurance that actual sales returns and exchanges in the future will not exceed Cheyenne's allowance. Product returns or exchanges materially in excess of recorded allowances could result in a material adverse effect on operating results. In FY96, Cheyenne increased the allowance for sales returns and exchanges due to, among other things, higher sales volumes, new product releases and product upgrades in FY96.

Cheyenne is also exposed to the impact on its distributors of list price reductions by Cheyenne of its products. As with many other suppliers, Cheyenne provides many of its distributors with some price protection in the event that Cheyenne reduces the list price of its products. Distributors are usually offered some credit for the impact of a list price reduction on the expected revenue from Cheyenne's products in the distributors' inventories at the time of the price reduction. Through June 30, 1996, there have been no material price reductions on Cheyenne products and therefore no material credits have been issued for list price reductions. However, there can be no assurance that in the future there will not be material credits for price protection.

NEW CHANNELS

A substantial portion of Cheyenne's revenues are derived from products that function in a Novell NetWare operating environment. Cheyenne has introduced products that work in different operating environments, such as Microsoft Windows 95 and Windows NT and UNIX, OS/2 and MacIntosh. Products for some of these platforms are not sold in Cheyenne's traditional channels of distribution. The success of these products will therefore in part be determined by Cheyenne's ability to develop and maintain relationships with new channels of distribution. There can be no assurance that Cheyenne will be able to develop these relationships or that such relationships, if developed, will be successful.

Cheyenne at the end of FY96 had 304 full time employees devoted to its worldwide sales, marketing and training activities versus 196 people last year (certain employees have been reclassified since FY95). In addition, four of the Company's senior executives spend a significant portion of their time supporting this activity.

STRATEGIC ALLIANCES AND PARTNERSHIPS

A key Cheyenne strategy is to capitalize on strategic alliances with major suppliers of computer software and hardware, to supplement and strengthen the Company's own marketing efforts.

Recognizing that other vendors have secured leading positions in the systems management market and that customer preferences for these products are now well established, Cheyenne in fiscal year 1996 de-emphasized its own systems management product, Monitrix, in favor of partnering with these market leaders. Cheyenne now seeks to leverage the recognition it has attained as the leader in storage management - a key component of the total systems management solution.

As a result, some of the Company's systems management partners have begun replacing their own storage backup and recovery software with Cheyenne's ARCserve products. Among these vendors that now incorporate Cheyenne products into their offerings are Computer Associates, which utilizes Cheyenne's HSM and image backup technologies within its CA-Unicenter systems management products, and Intel Corporation, which bundles ARCserve storage management with its Storage Express product. A February 1996 agreement with Intel further enhanced Intel's commitment to ARCserve for NetWare and added ARCserve for NT to Intel's LANDesk management products, which products provide comprehensive services for clients and servers.

The Company in fiscal year 1996 continued to strengthen its relationship with Compaq Computer Corporation which includes Cheyenne's ARCserve for NetWare and ARCserve for Windows NT products among the options supplied with Compaq's "SmartStart CD." Shipped with all Compaq server configurations, the SmartStart CD enables users to access trial versions of Cheyenne products contained on the CD with the option of ordering full licenses to these products by calling a Compaq toll-free number to make their purchase.

The Company in fiscal year 1996 expanded its existing worldwide relationship with Hewlett-Packard. In the desktop arena, Cheyenne will become the exclusive provider of backup software that is shipped with HP/Colorado Memory Systems tape drives. In addition, HP will ship the Japanese version of Cheyenne ARCserve for Windows NT with its high-end SureStore tape drives sold in Japan. These new agreements augment an existing agreement with HP to ship ARCserve for NetWare with all SureStore tape drives worldwide.

Pursuant to a May 1995 agreement with Santa Cruz Operations, Inc. ("SCO"), SCO ships a customized version of ARCserve/Open for UNIX with each of its OpenServer operating systems, thereby giving Cheyenne's products increased prominence in the UNIX market. Hitachi, Ltd., now bundles Japanese versions of ARCserve 6 for NetWare and ARCserve 6 for Windows NT, as well as English versions of ARCserve 6 for Windows NT, with its FLORA line of desktop, laptop, and personal computer servers.

Currently, the majority of PC-LAN operating system platforms are either Novell NetWare or Microsoft Windows NT and the primary PC platforms are Microsoft Windows and Windows 95. Strong associations with these two companies are important to the success of any application. Cheyenne currently maintains close relationships with both companies and participates in many joint marketing activities, such as tradeshows and seminar programs.

In addition to joint marketing ventures, Cheyenne enters technology exchange agreements with some vendors. Late in fiscal year 1996, Cheyenne and Computer Associates announced an agreement to develop the first comprehensive object-oriented storage solution known as BOSS, Business Object Storage Specification. In June 1996, the companies published the specifications and announced their intention to develop and ship integrated products based on the specifications by the end of calendar 1996. These products will provide an object-oriented software system that manages and protects data stored across a globally-distributed heterogeneous enterprise from a central management console.

SERVICES; SUPPORT

Cheyenne provides sales and technical assistance by telephone to resellers and end-users, to whom they also offer formal training programs. The technical and customer support staff that is responsible for training OEM customers, distributors, resellers and end-users, as well as responding to all technical questions from customers throughout the world, now numbers 139 employees versus 134 last year. In fiscal year 1996, the Company introduced fee-based technical and customer support services for certain products, and it will continue to expand those services in fiscal year 1997. Revenues from such fee-based services are expected to be immaterial for at least the first six months of fiscal year 1997. The Company also outsources certain technical support services, which contributed to increased expenses in FY96.

BUSINESS POLICIES

Cheyenne licenses rather than sells its software products. As is common practice in the PC software industry, the software is not sold outright, but rather is licensed on a perpetual basis in order to protect the underlying intellectual property which constitutes a valuable corporate asset. Cheyenne's end-user licenses are, for the most part, break-the-seal, shrink-wrapped licenses similar to those for most other PC products. Through its site license program to major accounts, Cheyenne also allows certain customers to copy the software for use within their facilities, based on specified and well-defined restrictions and other criteria.

In order to promote customer loyalty and to capitalize on Cheyenne's substantial installed base, the Company offers upgrade versions of many of its software products at prices that are discounted relative to initial license prices. Historically, Cheyenne provided upgrades only through its direct tele-sales channel, but in fiscal year 1996, Cheyenne introduced these upgrade products through its distributors and resellers which is expected to result in increased future upgrade sales.

OPERATIONS AND PRODUCTION

In fiscal year 1996, Cheyenne invested approximately $14 million in its operations infrastructure, adding a new 100,000 square foot research and development and marketing facility in Lake Success, New York, and developing core capabilities in areas such as MIS, telecommunications, order administration, and supply chain management. This operations infrastructure is being designed for a global enterprise, and in fiscal year 1997 the Company expects to begin to extend these enhanced capabilities to its sales and service organizations throughout the world.

Cheyenne outsources the manufacturing, packaging, and distribution of its products, a strategy which minimizes the need for capital investment and maximizes flexibility.

RESEARCH & DEVELOPMENT (R&D)

Cheyenne primarily develops its software products internally. However, outside contractors and third party publishers are used for the development or supply of software that provides certain aspects of some products.

Cheyenne's industry is characterized by rapid technological change, resulting in continuing pressure for price/performance improvements in response to advances in computer software and hardware technology. Cheyenne believes that its future success will depend, in large part, on its ability to enhance and develop its software products satisfactorily to meet specific market needs and to maintain its technological leadership. As noted above, Cheyenne has introduced products
that function in many different operating system environments.   ARCserve and
related Cheyenne software products currently offer users the ability to back up the data from Microsoft DOS, Windows and NT, MacIntosh and certain UNIX workstations connected to a Novell NetWare network. A substantial portion of Cheyenne revenues are derived from products that work in the Novell NetWare network operating system environment. Novell faces increasing competition from a number of sources in the network environment, including Microsoft. Microsoft may enjoy certain competitive advantages over Novell, which may enable Microsoft to compete effectively against Novell in the market for network operating systems. As a result, sales of Cheyenne products into the Novell network marketplace may be affected.

In FY95, Cheyenne began to ship a version of ARCserve that operates in the Microsoft Windows NT environment. Some of Cheyenne's competitors also offer Microsoft Windows NT backup. The market for Microsoft Windows NT backup products is in the early stages of development and it is too soon to predict whether Cheyenne will obtain market share in the Windows NT market similar to the Company's market share in the NetWare market. In FY95, Cheyenne also released InocuLAN for Windows NT and continues to develop communications software products for the Windows NT marketplace. Failure to succeed in the Windows NT market could have a material adverse effect on Cheyenne's operating results, especially if Windows NT becomes the dominant network operating system.

Cheyenne has released hierarchical storage management products for the NetWare and UNIX markets. Cheyenne also continues to develop backup products directed at the UNIX operating system environment. UNIX operating systems are now increasingly competitive with Novell NetWare and Microsoft Windows NT operating systems. Cheyenne's competitive position in the Unix markets is presently insignificant, but is expected by the Company to improve during the next few years.

There can be no assurance that Cheyenne's efforts to develop Microsoft Windows NT, additional UNIX and other products will be technologically successful, that any resulting products will achieve market acceptance or that Cheyenne will elect to develop software products for the operating environments that ultimately are accepted by the marketplace. The failure to do so may have a materially adverse effect on the Company.

The computer software industry has experienced delays in its product development and 'debugging' efforts, and Cheyenne has experienced such delays and could experience additional delays in the future. Significant delays in developing, completing or shipping new or enhanced products and/or the inability of such products to perform as expected could adversely effect Cheyenne in a number of ways, including a loss of competitiveness of Cheyenne's products, negative publicity and delayed purchasing decisions, and could, therefore, adversely effect Cheyenne's financial results. Furthermore, it can be expected that as products become more complex, development cycles will become longer and more expensive.

The R&D staff at the end of FY96 increased to 142 engineers, programmers and documentation specialists from 130 at the end of FY95. This group is responsible for developing new software products and enhancing, documenting and supporting existing software products. In addition, a group of 72 engineers/testers are employed in testing and quality control of Cheyenne software products versus 55 last year. The Company's total expenses for research and development were $25,193,000 in FY96, $15,174,000 in FY95 and $8,981,000 in FY94. Cheyenne anticipates that it will continue to commit substantial resources to research and development in the future. In addition to internal development, Cheyenne also obtains technology through the use of strategic acquisitions.

COMPETITION

Cheyenne operates in a highly competitive market for computer software products, characterized by rapidly changing technology, evolving standards and changing strategic direction of major hardware manufacturers and operating systems vendors.

The market for network backup computer software is becoming more competitive. The Company's major competitor in the Novell NetWare and Microsoft Windows NT storage management markets is Seagate Software, a subsidiary of Seagate Corporation, which includes technology acquired from Palindrome and Arcada Software. Seagate Software, through its parent, also offers hardware storage products. The Company's major competitor in the UNIX storage management market is Legato Systems, Inc., which also offers products in the NetWare and Windows NT markets. Other competitors of the Company in the storage management market include Computer Associates International, Inc., Sterling Software, EMC Corp. and Intel. The Company's competitors continue to broaden their operating system coverage.

In the storage management area, the Company expects increased competition from systems and network management companies although the Company is currently working with a number of these companies to integrate Cheyenne's storage management products with the products of such vendors. Also, many companies which have historically focused on storage management in the mainframe market are expanding into the client/server market where the Company has focused its products. The Company also expects additional competition from other existing and newly formed companies.

The Company's major competitors in the security/anti-virus market are Symantec Corporation ("Symantec") and McAfee Associates, Inc. ("McAfee"). Some developers of Internet products are integrating anti-virus capabilities in those products. While Cheyenne is working with certain of these developers, those activities are expected to increase competition in the anti-virus market.

The Company competes against a number of software developers in the communications software markets. Cheyenne's facsimile products compete primarily against Symantec Corporation, Phoenix Technologies, Inc. and SofNet, Inc., as well as facsimile services provided in certain operating systems. As noted below in more detail, the Company in July, 1996, entered the market for telephony software products. Some of the competitors in the facsimile product market also compete against the Company in the telephony market. In addition, leading voice-mail hardware vendors like Octel Communications Corporation, Lucent Technologies and Centigram Communications offer proprietary voice mail and other telephony software.

In the desktop market, where the Company is a new entrant, the Company competes primarily with Symantec and McAfee.

As noted above, the Company competes against a large number of companies, which vary in size and the scope of products offered. As the Company enters new markets, it is likely to face additional, market-specific competitors.

Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company expects further competition as a result of past and future industry consolidations, particularly in the storage management market. Certain current competitors have also established alliances to jointly sell and market integrated anti-virus and storage management products against the Company's offerings. Similar alliances may be formed by the Company's competitors in the future.

Network operating system vendors, like Novell or Microsoft, could introduce new or upgrade existing operating systems to include functionality offered by the Company's products, which could materially impact the Company.

Cheyenne believes that the principal competitive factors affecting its markets include product features, performance, price, customer service and sales and marketing activities. While the Company believes its products are technologically superior to the competition, many competitors in the Company's markets and, in particular, the storage management market, now offer features once only offered by Cheyenne and offer some features not offered by Cheyenne. Price competition has become a significant factor in the high performance end of the network backup software business in which Cheyenne primarily competes. Even more intense price competition exists in the low performance sector of that market. The Company also expects to experience significant competition based on price in the desktop market. Increased competition, particularly based on price, may reduce gross margins and affect the Company's market share.

There can be no assurance that the Company can maintain or improve its competitive position against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and/or financial condition in future periods.

PROPRIETARY INFORMATION, PATENTS AND TRADEMARKS

Cheyenne currently relies on copyright, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. Cheyenne has registered certain patents in the United States and has other United States and international
patents pending and intends to file further patent applications.   No assurance
can be given that any Cheyenne patent will provide protection for Cheyenne's competitive position or that the patents pending will be issued or, if issued, will provide protection for Cheyenne's competitive position. Although Cheyenne intends to protect patent rights vigorously, there can be no assurance that these measures will be successful. Additionally, no assurance can be given that the claims on any patents held by Cheyenne will be sufficiently broad to protect Cheyenne's technology.

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

The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. Cheyenne believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can, however, be no assurance that third parties will not assert claims against Cheyenne with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third party technology. Cheyenne receives such claims from time to time. Litigation to determine the validity of any third party claims could result in significant expense to Cheyenne and could divert the efforts of Cheyenne's technical and management personnel, whether or not such litigation is determined in favor of Cheyenne. The Company generally agrees to indemnify its distributors and OEM's against such claims, which could increase the expense and complexity of defending against such claims.

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

All employees have agreed to assign to Cheyenne certain technical and other information and patent rights, if any, acquired by them during their employment by Cheyenne. All employees have also agreed to protect the confidentiality of Cheyenne's trade secrets and the like both during and following the termination of their employment.

Cheyenne received U.S. Trademark Registrations for Cheyenne-Registered Trademark- in 1986, for ARCserve-Registered Trademark- and Monitrix-Registered Trademark- in FY90, for InocuLAN-Registered Trademark- in FY94 and for ARCsolo-Registered Trademark- in FY95. Certain other Cheyenne marks have been registered or applied for registration in the United States and other countries.

EMPLOYEES

As of June 30, 1996, Cheyenne employed 778 persons, consisting of 142 engineers, programmers and documentation specialists, 72 engineers/testers responsible for quality assurance, 139 employees providing technical and customer support, 304 in sales and marketing (including training), and 121 in administration and accounting. Last year, the Company employed a total of 621 persons on a worldwide basis. None of Cheyenne's employees are represented by a labor union. Cheyenne considers its relations with its employees to be satisfactory.

ACQUISITIONS

ACQUISITIONS IN FY95

On December 19, 1994, the Company acquired certain assets and assumed certain liabilities of NETstor, Inc. ("NETstor"), a developer of Hierarchical Storage Management software products for the UNIX computer platform in the network storage management market, for $1,150,000 in cash.

On March 30, 1995, the Company acquired the DataJET product line and certain other assets and assumed certain liabilities of NetFRAME Systems, Inc. ("NetFRAME"). DataJET is an image based, high performance software backup product for NetWare file servers which is now sold by the Company under the name of JETserve. Cheyenne made an $801,000 cash payment for DataJET and pays royalties to NetFRAME based on the Company's sales of products utilizing the DataJET technology.

ACQUISITIONS IN FY96

On September 28, 1995, Cheyenne acquired certain assets and assumed certain liabilities of Chili Pepper, a manufacturer of HSM solutions for the desktop PC, for approximately $718,000 in cash and the assumption of approximately $1,568,000 of liabilities.

On October 31, 1995, Cheyenne acquired certain assets of Media Blitz, Inc. ("Media Blitz"), a manufacturer of optical and tape jukebox and CD-ROM management software solutions for the Microsoft Windows NT environment, for approximately $4,000,000 plus $219,000 of related transaction costs, of which $1,719,000 was paid at closing and $1,250,000 is payable on each of October 31, 1996 and 1997.

In June, 1996, the Company acquired for $2,073,000 a license to certain software from Hewlett Packard - Colorado Memory Systems. The Company will enhance this software to develop new products. The Company paid $250,000 in August, 1996 and $250,000 will be paid on the first day of each quarter thereafter, commencing on October 1, 1996, until the enhanced product is shipped to an end user at which time the balance will be due.

ACQUISITIONS SUBSEQUENT TO FY96

In July, 1996, Cheyenne acquired certain assets of Mediatrends, Inc. ("Mediatrends"), a developer of standards-based computer telephony software technology, for approximately $2,073,000, including related acquisition costs.

In July, 1996, Cheyenne also acquired all the outstanding shares of Intelligence Quotient International Limited ("IQ"), a developer of open file management and partial backup technologies for NetWare and Windows NT platforms located in the U.K., for approximately $11,882,000 in cash, including transaction costs and the assumption of approximately $136,000 of net liabilities.

The Company in August, 1996, made an additional small acquisition. Through August 31, 1996, the Company has not realized significant revenues from the above described acquisitions.

All of the above described acquisitions were accounted for as purchases. The consolidated financial statements attached hereto, at Note 1, describe in further detail the accounting for the above described transactions.

Cheyenne intends to continue the use of strategic acquisitions to provide certain technology for its overall product strategy. In addition to the significant business risks associated with acquisitions, which include the failure to integrate the companies in an efficient and timely manner, the failure to coordinate research and development and sales efforts, the failure to retain key personnel and the failure to integrate the acquired products into Cheyenne's product mix, Cheyenne may incur significant acquisition expenses for legal, accounting and financial advisory services and other costs related to the combination of the companies. These costs, when added to the consideration paid to the Sellers, may have a significant adverse impact on Cheyenne's profitability and financial resources.

GATES/FA

Cheyenne entered into the microcomputer distribution business in July 1987 via the acquisition of F.A. Computer Technologies, Inc. which then sold shares to the public in 1988 and then merged with Gates Distributing, Inc., forming Gates/FA Distributing, Inc. ("Gates/FA").

In a secondary offering, Cheyenne sold 801,710 common shares of Gates/FA on June 17, 1992. The Company sold an additional 100,000 common shares of Gates/FA on February 3, 1993. At that time, Cheyenne's ownership of Gates/FA was reduced from 49% to 21.5% of the outstanding shares of common stock of Gates/FA. Thereafter, Cheyenne reflected its investment in Gates/FA in its consolidated financial statements using the equity method of accounting. On August 29, 1994, Cheyenne exchanged its remaining 1,348,290 shares of Gates/FA common stock for 798,996 common shares of Arrow Electronics, Inc. ("Arrow"), a public company. In FY95, the contribution to net income from the Gates/FA equity ownership was only approximately 0.2% of net income.

The Arrow transaction qualified as a tax-free exchange and resulted in a pre-tax gain of $21,232,000 for financial reporting purposes. After the transaction, Cheyenne owned approximately 2% of Arrow's outstanding common stock. The Company therefore accounted for its investment in Arrow common stock under the cost method of accounting. In FY95, Cheyenne sold all of its 798,996 shares of Arrow common stock for $30,324,000, which resulted in a net loss of $11,000.

ITEM 2.         PROPERTIES

The main offices of Cheyenne were moved from 55 Bryant Avenue, Roslyn, New York to 3 Expressway Plaza, Roslyn Heights, New York during FY93. Due to the Company's rapid expansion, the original lease at 3 Expressway Plaza for 33,000 square feet has been expanded to 44,000 square feet. The lease for 3 Expressway Plaza started January 1, 1993. The average annual rental expense for the remaining two and a half year term is approximately $1,049,000 per year, exclusive of electricity, certain real estate tax escalations and other related costs.

In FY95, Cheyenne entered into a lease for a 100,000 square foot building located at 2000 Marcus Avenue, Lake Success, New York. The facility is used primarily for research and development and technical support. The lease commenced on September 1, 1995 and the average annual rental expense for the seven year term is $1,316,000 per year, exclusive of electricity, certain real estate tax escalations and other related costs.

The Company leases additional facilities, including facilities in Atlanta, Chicago, Austin, Dallas, Miami, Seattle, San Diego, Fremont, Minneapolis, and Canada, France, Germany, the United Kingdom, Japan, Brazil, Australia, Mexico, Beijing, Taiwan and Singapore.

ITEM 3.        LEGAL PROCEEDINGS

Neither Cheyenne nor any of its subsidiaries is a party to any material pending legal proceedings, other than routine litigation incidental to the business, and other than as set forth below:

1) IN RE CHEYENNE SOFTWARE, INC. SECURITIES LITIGATION Master File No. 94 Civ. 2771 (TCP)

On or about June 11, 1994, a securities fraud class action Complaint, entitled BELL V. CHEYENNE SOFTWARE, INC., ET AL., was filed in the United States District Court for the Eastern District of New York. The lawsuit names as defendants the Company and several of its officers and directors. In the following weeks, several other similar lawsuits were filed in the Eastern District of New York. The actions allege securities fraud claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, and seek compensatory damages on behalf of all the shareholders who purchased shares of the Company between January 24, 1994 and June 17, 1994, as well as attorneys' fees and costs. The gravamen of the actions is that the Company and the individual defendants made misrepresentations and omissions to the public, which caused the Company's stock to be artificially inflated. The suits rely on what is known as the "fraud on the market" theory of liability.

On July 20, 1994, the Court ordered that all of the actions be consolidated under the caption In Re Cheyenne Software, Inc. Securities Litigation. On March 8, 1995, plaintiffs filed an Amended Complaint. On April 16, 1996, the Court certified a class of investors who purchased Cheyenne's common stock between January 24, 1994 and June 7, 1994. Notification of the members of that class is pending. On May 13, 1996, the Court granted in part and denied in part, the defendants' Motion to Dismiss certain of the claims alleged in the Amended Complaint. The Court has lifted the stay of discovery that it had imposed pending a ruling on the Motion to Dismiss.

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


On August 19, 1994, the defendants filed a Motion to Dismiss on the grounds that
(1) the plaintiff failed to comply with the pleading and demand requirements of a derivative action and (2) the pleadings fail to state a claim upon which relief may be granted. On October 14, 1994, and before defendants' Motion to Dismiss was ruled on, an Amended Complaint was filed only naming as defendants six of Cheyenne's officers or directors. On February 16, 1995, Cheyenne filed a Motion to Dismiss the Amended Complaint on the same grounds listed above. That Motion has not yet been ruled on.

The defendants deny any and all liability and intend to vigorously defend against the claims.



3)             SEC FORMAL PRIVATE INVESTIGATION

On June 28, 1994, the Securities and Exchange Commission ("SEC") commenced an Informal Inquiry into Cheyenne. On or about April 14, 1995, the SEC advised the Company that it had issued a Formal Order of Private Investigation of the Company. The Private Investigation is a continuation of the Informal Inquiry. The Formal Order, among other things, enables the SEC to utilize its subpoena powers to obtain relevant information from third parties as well as the Company. The Private Investigation relates to possible violations of federal securities laws. The Company has been cooperating and intends to continue cooperating fully with the SEC.

4)             BEIER V. CHEYENNE SOFTWARE, INC., ET AL.
               Master File No. 95 Civ. 2275 (DRH)

On or about September 26, 1995, a Complaint was filed in the United States District Court for the Eastern District of New York against the Company and one of its officers alleging fraudulent and negligent misrepresentation. The plaintiff alleges that misrepresentations were made to him by one of the Company's officers in connection with the plaintiffs investment decision in Cheyenne's common stock in June, 1994. The Company's motion to consolidate this action with IN RE CHEYENNE SOFTWARE, INC. SECURITIES LITIGATION described above was recently denied. On January 26, 1996, the Company served a Motion to Dismiss all of the claims alleged in the Complaint. On September 6, 1996, the Complaint was dismissed in its entirety, with leave to amend. The plaintiff may refile an amended complaint by October 7, 1996.

Management of the Company, based on advice from its outside legal counsel, does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial position or the results of operations of the Company.

The defendants deny any and all liability and intend to vigorously defend against the claims.

5)             CERTAIN OTHER PURPORTED CLASS ACTION LAWSUITS

The Company and members of the Company's Board of Directors have been named in five purported class action lawsuits filed in April, 1996 in the Court of Chancery of the State of Delaware. Substantially, each lawsuit alleges that the Company's Board of Directors breached the fiduciary duties owed by it to shareholders by rejecting a request of McAfee Associates, Inc. to negotiate a merger of the Company and McAfee. Each lawsuit requests substantially similar relief: (i) that the Company, among other things, explore fully any transaction, including a combination with McAfee, that would allegedly maximize shareholder value, and (ii) that the purported class be awarded damages in an unspecified amount. None of the defendants have filed answers or responses to the Complaints, pursuant to written and oral understandings with the plaintiffs. Management of the Company, based on advice of outside counsel, does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the financial position or the results of operations of the Company.

The defendants deny any and all liability and intend to vigorously defend against the claims.

Adverse decisions or settlements may occur in one or more of the above actions. While the final resolution of these actions, individually or in the aggregate, are not expected to have a material adverse effect on the financial position of the Company, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in future periods.

SETTLED ACTIONS

1)    JWANCO, INC., ET AL. V. CHEYENNE SOFTWARE, INC. ET AL.
      California Superior Court (County of Alameda) No. H-183331-1

On or about May 2, 1995, plaintiffs JWANCO, Inc. (formerly known as Bit Software, Inc.), Jonathan Wan, Yau Ki Chuck, Norman Chan, David Law and David Wong filed an action in the Superior Court of California in and for the County of Alameda against the Company, Cheyenne Communications, Inc., a wholly owned subsidiary of the Company, and several of its officers, directors and employees. The Complaint alleged breach of contract, fraud, wrongful termination, negligent
infliction of emotional distress, and a number of other related torts.   On or
about May 20, 1996, the Company and the other defendants settled this matter by the Company agreeing to pay an immaterial amount.

2)    PCPC V. CHEYENNE SOFTWARE, INC.
      United States District Court (District of Delaware) Case No. 95-301 (SLR)

On May 19, 1995, Personal Computer Peripherals Corporation ("PCPC") filed a lawsuit in the United States District Court for the District of Delaware, Case No. 95-301(SLR), naming Cheyenne, Legato Systems, Inc., Arcada Software, Artisoft, Palindrome (a subsidiary of Seagate) and Symantec as defendants. PCPC alleged infringement of patent No. 5,135,065, entitled "Backup Computer Program for Networks" issued to PCPC on July 21, 1992. On August 15, 1996, the Company settled this matter by agreeing to pay an immaterial amount.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

                                                  PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS

Commencing March 20, 1990, the Registrant's common stock began trading on the American Stock Exchange ("AMEX") under the symbol of "CYE". From July 7, 1986, through the opening of business on March 28, 1994, the common stock was listed on the Pacific Stock Exchange under the symbol "CYE".

The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the AMEX:


          QUARTER ENDED                          HIGH             LOW
          -------------                          ----             ----
          September 30, 1994                   $13.38           $7.75
          December 31, 1994                     13.88            9.13
          March 31, 1995                        17.75           13.25
          June 30, 1995                         20.00           12.38

          September 30, 1995                   $22.00          $16.63
          December 31, 1995                     27.75           16.88
          March 31, 1996                        26.38           14.13
          June 30, 1996                         24.25           15.00

         At a meeting held on February 10, 1994 (the "1994 Stock Split") and a meeting held on February 23, 1993 (the "1993 Stock Split"), the Board of Directors of Cheyenne declared separate three-for-two stock splits payable in the form of 50% stock dividends with respect to the issued and outstanding shares of common stock. The 1994 Stock Split was paid on March 29, 1994 to stockholders of record at the close of business on March 1, 1994 and the 1993 Stock Split was paid on April 8, 1993 to stockholders of record at the close of business on March 12, 1993.

As of September 17, 1996, Cheyenne had 37,698,236 shares outstanding (excluding 2,343,900 shares of treasury stock), and the number of holders of record of the Company was approximately 990.

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

On February 23, 1995, Cheyenne announced that the Board of Directors had authorized management to purchase up to 4,000,000 shares of the Company's outstanding common stock. During FY95, Cheyenne purchased 2,035,000 shares of its common stock for approximately $30,458,000, at prices ranging from approximately $13.50 to $17.25 per share. No shares were purchased during FY96.

On July 19, 1996, Cheyenne announced that the Board of Directors had reauthorized the purchase of up to 2,000,000 shares of its common stock over the next 12 months. From July 25, 1996 through September 17, 1996, the Company purchased 308,900 shares of its common stock for approximately $5,600,000, at prices ranging from approximately $16.62 to $19.00 per share.

Purchases are dictated by overall financial and market conditions and other factors affecting the operations of the Company.

ITEM 6.  SELECTED FINANCIAL DATA (2)

The following information has been summarized from the Registrant's consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with Item 7 which follows and such consolidated financial statements and the related notes thereto.





                                                            Year Ended June 30
                                --------------------------------------------------------------------
                                     1996             1995         1994          1993           1992
                                     ----             -----        ----          ----           ----
                                                    (In thousands, except per share data)
Statement of Earnings (1)
- ---------------------
Revenues                           $174,096         $127,927     $97,737        $56,694        $22,353


Net Income (3)                      $27,228          $38,504     $32,538        $20,650        $ 8,833


Income Before Extraordinary Credit
Per Share (3)(4)                        .70              .97         .82            .53            .17


Net Income Per Share (3)                .70               .97         .82            .53            .24


                                                                   June 30
                                 ----------------------------------------------------------------------
                                     1996             1995         1994          1993           1992
                                     ----             -----        ----          ----           ----
                                                               (In thousands)
Balance Sheet Data
- ------------------
Total Assets                       $176,472         $129,394    $115,387        $65,741        $29,743


Working Capital                     $86,822          $57,786     $87,378        $48,589        $18,695

Shareholders' Equity               $150,522         $116,310    $105,071        $61,262        $26,825




    (1) All per share data have been restated for all periods presented to reflect the payment on March 29, 1994, April 8, 1993 and March 25, 1992 of three-for-two stock splits.

    2) The acquisition of the net assets of Bit Software, Inc. ("Bit") in May, 1994 for 140,590 shares of common stock was accounted for under the pooling of interests method and, accordingly, prior year financial data have been restated to include Bit's financial data.

    (3) FY95 net income per share includes a one-time gain, net of income taxes, of $.28 per share in connection with the Company's exchange of 1,348,290 shares of Gates/FA common stock for 798,996 shares of Arrow Electronics common stock. FY96 and FY95 net income includes charges for purchased research and development of $6,272,000 and $1,251,000, respectively.

    (4) In FY92, Cheyenne realized an extraordinary credit of $.07 per share in connection with the utilization of net operating losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION AND STATEMENTS CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A"), THE MATTERS AND ITEMS SET FORTH IN THE MD&A ARE FORWARD LOOKING STATEMENTS THAT INVOLVE UNCERTAINTIES AND RISKS SOME OF WHICH ARE DISCUSSED BELOW, INCLUDING UNDER THE CAPTION "CAUTIONARY STATEMENTS - ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED."

In FY96, Cheyenne completed a transition to an important new product in the NetWare category and launched a significant new product in the Windows NT category. While the product transitions were technological successes, Cheyenne's FY96 revenue and earnings were below expectations primarily attributable to lower than expected revenue in FQ296 and FQ396.

The Company believes that revenue in both of these quarters was negatively affected by the introduction of the latest generation of ARCserve for NetWare, Version 6, at the end of FQ296. Purchase decisions are often delayed around the time of a new product introduction. A higher than expected number of customers appear to have delayed purchase decisions until the product's general acceptance by the market.

By February 1996, sales of ARCserve 6 for NetWare began to accelerate and sales of prior versions began to drop. In FQ496, ARCserve Version 6 and upgrades to this new product made up approximately 79% of the Company's ARCserve for NetWare business. Sales of upgrades from prior versions to this new product generated approximately $7,440,000 of revenue in FY96 and are expected to generate an additional $15,000,000 - $20,000,000 in revenue in FY97.

In FQ496, Cheyenne announced the release of ARCserve 6 for Windows NT into this fast growing market. Augmented by InocuLAN for Windows NT, sales by Cheyenne in the Windows NT category grew from approximately $3.6 million in FQ196, or 9.4% of sales, to approximately $12.3 million in FQ496, or 24.9% of sales.

In FQ496, Cheyenne also announced a suite of desktop products, including back-up, storage management, facsimile and anti-virus. Desktop products represent a new and significant market for the Company. The desktop market is primarily reached by retail and OEM channels. In addition, the Company must invest significantly to achieve brand recognition in the desktop market. Cheyenne expects that its relationships with Hewlett Packard/Colorado Memory Systems and Symantec Corporation will increase the awareness of Cheyenne's storage product in this new market. While the Company's gross margins in desktop products are expected to be lower than in network products, Cheyenne believes that it must continue to enter new markets such as desktop to maintain and improve its competitive position.

For these same reasons, Cheyenne also continues to increase its focus on products for the Unix storage management market. Due to the fragmented nature of the UNIX market, no single vendor enjoys a large portion of this market. While revenues in this market are expected to grow rapidly from a small base, the Company's revenues in FY97 from the Unix market are not expected to be material. However, the availability of products in this category is important for high end customers, who then may purchase the Company's NetWare or Windows NT product offerings. In FY97, the Company expects to release a new generation of its ARCserve product for the Unix markets.

The success of the Company's efforts to diversify its product line, begun in FY94, was evident in FY96, as the Company's sales from products outside the NetWare market increased as a percentage of sales by approximately 17% compared to FY95.

The expansion into new technological and geographic markets and increased competition have required significant expenditures by Cheyenne in FY96 and FY95. While sales continued to grow during this period, operating expenses increased at a higher rate. Therefore, operating income as a percentage of net sales, excluding charges for purchased R&D, decreased from an unsustainable 46.4% in FY94, to 30.5% in FY95 and to 25.2% in FY96. The Company believes that its investment in broader product markets will result in long term competitive advantages. Except for the Windows NT market where the Company has now established itself as a leading vendor, it is too early to determine the success of the Company's expansion into new technological markets. If expected revenue increases are realized in the future, the Company expects to maintain and improve its current net margins. Conversely, if the expected level of sales from these new markets is not realized, then net margins would be adversely affected.

As noted above, the Company's business experienced volatility in FY96, which may continue in FY97. Since a large portion of the Company's revenues are derived through the distribution channel, maintaining an appropriate level and mix of product inventory is critical. Cheyenne estimates that distributors in the North America channel had approximately 90 days of inventory "on hand" as of June 30, 1996, based on the fourth quarter sell through rate. This is a slight decrease from inventory levels in North America as of March 31, 1996 and a significant decrease from June 30, 1995. However, certain distributors in North America are estimated to have higher levels of inventory on hand as of June 30, 1996, when compared to March 31, 1996.

Based on the inability of the Company's distributors in Europe to provide timely and complete sell-through reports, the Company is not able to timely and precisely assess the level of inventory in Europe on a "days on hand" basis. However, the Company estimates that the dollar value of channel inventory in Europe increased as of June 30, 1996 compared to March 31, 1996. The general economic conditions in Europe, and Germany (the Company's largest market in Europe), in particular, have resulted in lower sales in Europe. As a result, the Company's level of reorders in Europe in upcoming quarters is uncertain.
The level of channel inventory in Asia is currently immaterial.

CAUTIONARY STATEMENTS - ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED

Set forth below are important factors which could cause actual results to be adversely affected and to differ materially from the forward looking statements in this MD&A, and other oral or written forward looking statements made by the Company from time to time.

PRODUCT CONCENTRATION. The Company historically has derived substantially all of its revenues from the ARCserve product line, a majority of which supports the Novell NetWare operating system. In fiscal year 1996, sales of the ARCserve product line accounted for 74.3% of the Company's sales, down from 80.2% in fiscal year 1995. In fiscal year 1996, sales of all products relating to the NetWare market accounted for 75.9% of the Company's sales, down significantly from 91.4% in fiscal year 1995. The Company expects further reductions in these percentages over the next several years. This is due in part to the increased momentum of the Windows NT operating system and the Company's product diversification strategy. The Company has recently increased sales of ARCserve supporting Windows NT, Unix and other operating systems and intends to devote significant resources to further increase such sales. However, since the NetWare platform is still the largest segment for Cheyenne, increased sales in the other portions of the market like Windows NT may not be sufficient in the foreseeable future to offset any decline or slowing in the growth of revenues from NetWare products. Therefore, the success of ARCserve for NetWare and an increase in sales of Windows NT products are critical to the future success of Cheyenne. The failure of ARCserve 6 for NetWare or Windows NT to maintain broad market acceptance, whether due to competition, product quality or other factors, would have a material adverse effect on the Company's business. Sales of ARCserve 6 for NetWare and the Company's other NetWare products are linked closely with the growth in the NetWare operating system. The apparent slowing in the growth of the NetWare platform, the Company's significant dependence on this platform, and general uncertainty in the networking operating system segment created by the competition between Microsoft and Novell, subjects the Company's performance to increased volatility.

UNCERTAIN ACCEPTANCE OF NEW PRODUCTS; TECHNICAL PROBLEMS. As is the case with new products generally, market acceptance of new products can never be assured. If Cheyenne's new products experience a high number of significant "bugs," or fail to include features required by users, or fail to receive favorable product and other reviews in trade publications, market acceptance may be delayed or may never be realized. Competitive factors may also impact the market acceptance of new products. Cheyenne also must provide the level of technical support required by its user base. The Company's ability to train its staff and to forecast demand for technical support, and the successful implementation and use of communications and other systems, will impact the quality of service provided. High quality customer support should improve market acceptance of the product. Conversely, if Cheyenne provides less than the required level of service, market acceptance may be adversely impacted.

END OF QUARTER SALES. Historically, a substantial percentage of Cheyenne's sales have been completed in the last few weeks of each fiscal quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Cheyenne's competitors also frequently offer end of the quarter purchase incentives, which Cheyenne cannot control and which could affect purchases of Cheyenne products. If Cheyenne determines not to negotiate more favorable terms at the end of any fiscal quarter, as it has previously done, or expected sales do not occur, revenues could be adversely affected. Quarterly results are therefore difficult to predict until the end of each quarter and may fluctuate significantly from quarter to quarter. Furthermore, this buying pattern results in a significant level of orders to be processed and fulfilled at the end of each fiscal quarter. The Company's worldwide order entry system is centralized in New York, while most orders are fulfilled from a third party production facility in another state. The inability of the Company to process and fulfill end of the quarter orders due to time constraints, communication problems, operational difficulties or factors beyond its control like electrical problems and weather related shutdowns could have an adverse effect on revenues in any fiscal quarter. The Company recently began to upgrade its information management systems in an effort to realize operational efficiencies and to facilitate future growth. The Company's operations have been, and may continue to be, disrupted in connection with the transition to the new system. The transition is expected to be substantially completed by the end of FQ197.

VOLATILITY OF CHEYENNE'S COMMON STOCK. Cheyenne's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Cheyenne has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which have had an immediate and significant adverse effect on the trading price of Cheyenne's common stock. This may occur again in the future. Since a significant percentage of Cheyenne's revenues are generated late in the fiscal quarter, Cheyenne may not learn of revenue shortfalls until near the end of the fiscal quarter, which could result in greater volatility in the trading price of Cheyenne's common stock. Cheyenne's common stock is also subject to the volatility of the high technology sector which is a highly dynamic industry, as well as the strategic direction of, and announcements from, other companies such
as Novell and Microsoft which affect Cheyenne's business.    In particular, the
assessment by investors of the relative performance of Novell's NetWare operating system (Cheyenne's historically largest market) and Microsoft's Windows NT operating system (a new and fast growing market for Cheyenne) may further increase the volatility of Cheyenne's common stock.

VOLATILITY OF FUTURE RESULTS. There are a number of factors and risks, some beyond Cheyenne's control, which will also affect future operating results, and increase the volatility of Cheyenne's common stock, including, without limitation: receipt and fulfillment of expected orders and reorders; the level and timing of returns and exchanges; changes in general business conditions and seasonality; the growth in computer networking; market volatility related to the competition between Novell, Microsoft and other network operating system vendors and other factors; the successful expansion of Cheyenne into the Windows NT, UNIX, desktop, groupware, Internet, and firewall markets; the ability to expand successfully into new geographic regions; the maintenance and expansion of strategic partnerships; the effectiveness of price and other competition faced by Cheyenne; the market acceptance of new products like ARCserve Version 6 for NetWare and Windows NT and the timing of such acceptance; the rate of upgrade from old versions of products to new versions; the successful establishment by Cheyenne of fee-based technical support; the successful integration of recent acquisitions; changes in distributors' and other customers' buying patterns; changes in the Company's and the industry's sales and inventory practices; improvement of economic conditions in Europe, and in particular Germany; one-time events and other factors which may disrupt the Company's business.

RESULTS OF OPERATIONS

The following table includes a summary of items from the consolidated statements of earnings as a percentage of revenues. Please refer to this table while reading the following discussion.


                                                              TABLE 1

                                                   Comparison FY96 v FY95 v FY94
                                               (In thousands, except per share data)


                                                                FY96                         FY95                       FY94
                                                   -------------------------     ------------------------    ----------------------

                                                    Amount          Ratio         Amount         Ratio        Amount         Ratio
                                                   --------       ----------     --------      ----------    ---------    ---------

Revenues                                          $174,096         100.0%       $127,927        100.0%       $97,737        100.0%
Cost of Sales                                       33,120           19.0         21,690          16.9        11,641          11.9
                                                  ----------       -------      ---------       -------      --------      --------
Gross Profit                                       140,976           81.0        106,237          83.1        86,096          88.1

Operating Expenses:
   Research & Development                           25,193           14.5         15,174          11.9         8,981           9.2
   Selling & Marketing                              53,951           31.0         41,222          32.2        23,747          24.3
   General & Administrative                         17,903           10.3         10,784           8.4         8,066           8.2
   Charge for Purchased R&D                          6,272            3.6          1,251           1.0           ---           ---
                                                  ----------       -------      ---------       -------      --------      --------

Total Operating Expenses                           103,319           59.4         68,431          53.5        40,794          41.7
                                                  ----------       -------      ---------       -------      --------      --------

Operating Income                                    37,657           21.6         37,806          29.6        45,302          46.4

Non-Operating Income (expense):
   Interest Income,  net                             2,737            1.6          3,437           2.7         1,668           1.7
  Other (loss) gains, net                            (130)           (.1)         21,431          16.7           738           0.7
                                                  ----------       -------      ---------       -------      --------      --------

Total Non-Operating Income                           2,607            1.5         24,868          19.4         2,406           2.4
                                                  ----------       -------      ---------       -------      --------      --------

Income Before Income Taxes &
  Equity in Earnings of Gates/FA                    40,264           23.1         62,674          49.0        47,708          48.8

Provision for Income Taxes                          13,036            7.5         24,255          19.0        16,742          17.1
Equity in Earnings of Gates/FA                         ---            ---             85           0.1         1,572           1.6
                                                  ----------       -------      ---------       -------      --------      --------

Net Income                                         $27,228          15.6%        $38,504         30.1%       $32,538         33.3%
                                                  ----------       -------      ---------       -------      --------      --------
                                                  ----------       -------      ---------       -------      --------      --------

   Net Income per share*                              $.70                         $0.97                       $0.82
                                                  ----------                    ---------                    --------
                                                  ----------                    ---------                    --------

Weighted average number of common shares and
equivalents outstanding                             38,928                        39,617                      39,877
                                                  ----------                    ---------                    --------
                                                  ----------                    ---------                    --------


*All per share data has been restated for all periods presented to reflect the payment on March 29, 1994 of a three-for-two stock split.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

REVENUES

Cheyenne's revenues increased 36% in FY96 over FY95 to $174,096,000 from $127,927,000.

A detailed breakdown of sales is shown in Table 2

                                       TABLE  2

                               SOFTWARE SALES BREAKDOWN
                                    (In thousands)



                        FY96         %         FY95              %          FY94               %           FY93             %
                        ----        ---        ----             ---         ----              ---          -----           ---
Distribution:
  North America     $51,490        29.6%     $41,089          32.1%     $34,039             34.8%     $15,785             27.8%
  Europe             56,144        32.2       45,394          35.5       33,696             34.5       16,792             29.6
  Japan              12,235         7.0        6,740           5.3        2,341              2.4          725              1.3
  Rest of World      12,017         6.9        7,640           6.0        4,097              4.2        1,888              3.4
                     -------        -----     --------          ----       ------            -----       -----             -----

Total Distribution  131,886        75.7      100,863          78.9       74,173             75.9       35,190             62.1


OEM                  23,612        13.6       16,383          12.8       13,335             13.6       13,308             23.5
Major Accounts        8,906         5.1        3,108           2.4        1,534              1.6        1,316              2.3
Direct and Other (US) 9,692         5.6        7,573           5.9        8,695              8.9        6,880             12.1
                     ------        -----     --------          ----       ------            -----       -----             -----


Total              $174,096       100.0%    $127,927         100.0%     $97,737            100.0%     $56,694            100.0%
                   ---------      -------   ----------        -------    ---------         --------    ---------          -------
                   ---------      -------   ----------        -------    ---------         --------    ---------          -------



As shown, North America Distribution sales increased 25.3% in FY96, European Distribution sales increased 23.7%, Japan Distribution sales increased 81.5% and Rest of World Distribution sales increased 57.3% (certain "Other" sales in prior fiscal years have been reallocated to appropriate categories). The increase in distribution sales is attributed to an expanding LAN market, better recognition and acceptance of Cheyenne products in the LAN marketplace, a broader product line, the addition of new distributors, particularly international distributors, and the increased availability of foreign language-translated products.

As in previous fiscal years, substantially all of Cheyenne's revenues from distribution in North America are from sales to three large distributors, the largest of which accounted for approximately 44% of North America distribution sales and 16% of total sales in FY96. While the Company has not generally experienced problems with collections in North America, the competition between these three distributors has intensified which could affect the Company's ability to collect from one or more of these companies. In FY96, the Company experienced a higher level of accounts receivable write-offs, primarily due to collection problems with certain companies in Latin America.

Except for United States, Germany and Japan, no one country accounted for more than 10% of the Company's total sales in FY96. Cheyenne conducts its business in Japan in Yen. Cheyenne is therefore exposed to currency risk from exchange rate movement of the US dollar versus the Yen. The currency risk increases as the level of business conducted by Cheyenne in Japan grows. Cheyenne also incurs significant expenses for its European business in local currency and is subject to currency risk in these local currencies. Cheyenne does not currently hedge against any foreign currency risk.

New product releases and upgrades like ARCserve 6 for NetWare and Windows NT typically result in revenue increases during the first three to six months due to initial inventory purchases. The level of such purchases is generally based
on the estimated rate of sale to end users.   If the actual rate differs from
the expected rate, the rate of purchases in subsequent periods may be affected.

Cheyenne records an allowance for estimated returns and exchanges each fiscal quarter based on historical information and other factors known to the Company that affect returns and exchanges. Cheyenne estimates have generally been accurate, although Cheyenne in the past has, and may in the future, underestimate or overestimate actual returns and exchanges. Due to the increased level of returns and exchanges, primarily in connection with increased sales volumes and the release of new products and upgrades, Cheyenne increased the allowance for sales returns in FY96.

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

OEM sales increased 44.1% in FY96, and increased as a percentage of consolidated sales to 13.6% in FY96 from 12.8% in FY95. Cheyenne distributors around the world are now offering the Company's software products in configurations similar to, and competitive with, those offered by the OEM channel. This trend resulted in increased percentage of sales to Cheyenne distributors at the expense of OEM percentage of total sales over the last several fiscal years. Major Account sales increased 186.6% from FY95, as a result of increased penetration into Fortune 1000 companies.


PLEASE REFER TO TABLE 1
GROSS PROFIT

Gross profit represents revenues less cost of sales. Cost of sales consists primarily of technical support costs, production costs, manuals, packaging, order fulfillment, product costs, shipping costs and royalties paid (when applicable) to third parties under licensing agreements. The gross profit margin decreased to 81.0% in FY96 from 83.1% in FY95, primarily due to a significant increase in technical support costs. Excluding technical support costs, FY96 versus FY95 gross margins would have been 89.6% versus 90.3%.

The Company believes that providing a high level of technical support is necessary to compete effectively and has accordingly invested and will continue to invest in this area. Since the Company currently receives only insignificant revenue from its technical support services, increases in the level of technical support spending have and will continue to affect gross profit margins. The failure of the Company to provide high quality and cost-effective technical support also could materially affect revenues, further decreasing gross profit, especially in the desktop market where sale prices are lower and volumes are expected to be higher.

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

RESEARCH & DEVELOPMENT ("R&D")

R&D expenses increased 66.0% in FY96 versus FY95. Since sales only increased 36.1%, R&D as a percentage of sales increased from 11.9% in FY95 to 14.5% in
FY96.   The increase was due to the Company's significantly broader product line that must be further developed and supported by Cheyenne's engineering and technical support personnel. Therefore, additional engineers were added during FY96 and significant investments were made by the Company in test and other equipment. The percentage increase in

R&D was much greater than the percentage sales increase since developing new and enhancing existing products has become an increasingly more sophisticated and complicated task, requiring even higher manpower levels before any increased revenues are realized from such development. The Company believes this investment in a large R&D staff will provide a long-term termcompetitive advantage.

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

All new products are subject to significant technical risk, based on the complexity of the software and the required interaction with third party hardware and software. In the past, the Company has experienced delays in the development of new products or upgrades. Such delays may occur in the future. There can be no assurance that significant order deferrals in anticipation of new products or upgrades will not occur. In addition, the Company has in the past discovered software bugs (typical in complex software products) in released products and may have lost revenues and customers as a result. Despite testing by the Company, bugs may be found in the future in released products, which could result in loss or delay of market acceptance. In such event, the Company's business and results could be adversely affected.

SELLING AND MARKETING EXPENSES

Selling and Marketing expenses increased 30.9% in FY96 over FY95 but decreased as a percentage of sales to 31.0% from 32.2%. The dollar increase was mainly due to additional sales and marketing personnel. Also, expanded marketing programs and promotions and increased expenditures on direct sales directly to end-users of upgrades, etc. were factors in the increase.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A")

G&A expenses include the costs of the finance, human resources, legal, office and facilities management departments. G&A expenses increased 66.0% in FY96 over FY95 and increased as a percentage of sales to 10.3% from 8.4%, primarily due to increased legal expenses and related costs associated with litigation and responding to an unsolicited merger proposal. The Company's rent expense also has increased in connection with the Company's 100,000 plus square foot facility in Lake Success, New York.

PURCHASED RESEARCH AND DEVELOPMENT

In connection with the acquisition of Chili Pepper, the Company recorded a $1,636,000 expense for purchased research and development in FQ196. In connection with the acquisition of Media Blitz, the Company recorded a $2,763,000 expense for purchased research and development in FQ296. In connection with the license of certain technology from Hewlett-Packard/Colorado Memory Systems, the Company recorded a $2,073,000 expense for purchased research and development in FQ496. The Company also made certain immaterial adjustments to purchased research and development in FY96 related to a prior acquisition.

TOTAL OPERATING EXPENSES

As a result of the above items, total operating expenses increased to $103,319,000 in FY96, or a 51.0% increase over FY95 which amounted to
$68,431,000.   Excluding the charges for purchased research and development during FY96 and FY95, total operating expenses increased 44.5% versus last year. Operating expenses have also generally increased due to the Company's acquisitions, and due to the cost of the assimilation of the sometimes geographically diverse operations and personnel of the acquired companies.
Since the Company's recent acquisitions have not yet generated significant revenue, operating margins therefore have been negatively affected.

OPERATING INCOME

Operating income, excluding the charges for purchased research and development in FY96 and FY95, increased to $43,929,000 in FY96 and FY95, or 25.2% of sales, in FY96 from $39,057,000, or 30.5% of sales, in FY95. The Company continues to invest in its business and build the infrastructure to support its global customer base and to improve its long term competitive position. These increased costs have affected and may continue to affect margins.

NON-OPERATING INCOME

Non-operating income decreased from $24,868,000 in FY95 to $2,607,000 in FY96 (the Company in FY95 realized a pre-tax gain of $21,232,000 in connection with its sale of Gates F/A common stock). Interest income decreased from $3,437,000 in FY95 to $3,050,000 in FY96. The decrease was due to lower interest rates and to a reduction in investments of the Company in order to fund the Company's purchases of its common stock and acquisitions. During FY96, the Company entered into various capital leases with rates that it feels are favorable. Interest expense during FY96 related to these capital leases amounted to $306,000.

Included in the FY96 non-operating income is a $466,000 currency loss. Pursuant to Statement of Financial Accounting Standard No. 52, "Foreign Currency Translations," companies are required to differentiate between intercompany transactions that are of a long-term investment nature and those for which settlement is planned or anticipated in the foreseeable future. Currency exchange gains or losses related to long-term transactions are recorded as a separate component of equity. Other currency exchange gains or losses related to intercompany transactions affect income. Prior to FQ396, the Company treated its intercompany transactions with it Japanese subsidiary as long-term. Based on changed circumstances, the Company in FQ396 began to treat such transactions as short-term. Based on changes in exchange rates which occurred prior to and in FQ396, Cheyenne incurred a currency loss in connection with certain intercompany transactions between Cheyenne and its subsidiary in Japan.

PROVISION FOR INCOME TAXES

The provision for income taxes for FY96 was $13,036,000 or 32.4% of pretax income compared to $24,255,000 or 38.6% in FY95 (which was increased by about
4.6 percentage points in connection with the gain on the sale of Gates/FA shares). The Company obtains tax benefits from its Foreign Sales Corporation ("FSC") and tax-exempt investment income.

EQUITY IN EARNINGS OF GATES/FA

The equity in earnings of Gates/FA in FY95 was $85,000. In FQ195, Cheyenne exchanged all of its 1,348,290 shares of Gates/FA common stock for 798,996 shares of Arrow common stock. Prior to its sale of the Arrow shares, Cheyenne accounted for its Arrow investment under the cost method of accounting.

PER SHARE DATA

The net income per share in FY96 was $0.70 versus $0.97 in FY95. Excluding one time adjustments related to charges for purchased research and development during FY96 and FY95 and the one-time gain in FY95 for the exchange of Gates/FA shares for shares of Arrow Electronics, Inc., net income per share was $0.81 in FY96 versus $0.71 in FY95. The weighted average number of common shares and equivalents outstanding decreased to 38,928,000 in FY96 from 39,617,000 in FY95 primarily due to the Company's purchases of its shares.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

Please refer to Table 1 and Table 2.

REVENUES

Cheyenne's revenues increased 30.9% in FY95 over FY94 to $127,927,000 from $97,737,000. The increase in revenues in FY95 was primarily for the same reasons noted for FY96, including increased distribution sales, geographic expansion and product diversification.

GROSS PROFIT

The gross profit margin decreased to 83.1% of revenue in FY95 from 88.1% in FY94, primarily due to a significant increase in technical support costs. Excluding technical support costs, FY95 versus FY94 gross margins would have been 90.3% versus 91.0%.

R&D

R&D expenses increased 69% in FY95 versus FY94. Since sales only increased 30.9%, R&D as a percentage of sales increased from 9.2% in FY94 to 11.9% in FY95. The increase was due to the Company's significantly broader product line that was further developed and supported by Cheyenne's engineering and technical personnel. Therefore, additional engineers were added during FY95. The percentage increase in R&D was much greater than the percentage sales increase since developing new and enhancing existing products has become an increasingly more sophisticated and complicated task, requiring even higher manpower levels.

SELLING AND MARKETING EXPENSES

Selling and Marketing expenses increased 73.6% in FY95 over FY94 and increased as a percentage of sales to 32.2% from 24.3%. The increase was mainly due to additional sales and marketing personnel, particularly in Europe, where new distributors entered this market competing more on price and less on services, necessitating increased expenditures by the Company. Also, expanded marketing programs and promotions and increased expenditures on direct sales to end-users of upgrades were factors in the increase.

G&A

G&A expenses increased 33.7% in FY95 over FY94, and slightly increased as a percentage of sales to 8.4% from 8.2% The main factor was increases in legal fees and related costs. The cost of an expanded intellectual property protection program and start-up costs in new countries were also factors in increased G&A expenses.

PURCHASED RESEARCH & DEVELOPMENT

In connection with the acquisition of NETstor, Inc., the Company recorded a $547,000 expense for purchased research and development in FQ295. In connection with the acquisition of the DataJET product line from NetFRAME Systems, Inc., the Company recorded a $704,000 expense for purchased research and development in FQ395.

TOTAL OPERATING EXPENSES

Total operating expenses increased to $68,431,000 in FY95, or a 67.7% increase
over FY94 which amounted to $40,794,000.   Excluding the charge for purchased
research and development during FY95, total operating expenses increased 64.7% versus the previous year.

OPERATING INCOME

Operating income, excluding the charge for purchased research and development during FY95, decreased to $39,057,000, or 30.5% of sales, in FY95 from $45,302,000, or 46.4% of sales, in FY94. Due to the expansion into new geographic markets and increased competition, operating expenses increased at a higher rate than sales, negatively affecting operating income.

NON-OPERATING INCOME


Non-operating income increased to $24,868,000 in FY95 from $2,406,000 in FY94, (the Company in FY95 realized a pre-tax gain of $21,232,000 in connection with its sale of Gates F/A shares). Interest income increased to $3,437,000 in FY95 from $1,668,000 in FY94. The increase was due to an increased cash, cash equivalents and investments, most of which was generated from operations, and the exercise of stock options.

PROVISION FOR INCOME TAXES

The provision for income taxes for FY95 was $24,255,000 or 38.6% of pretax income compared to $16,742,000 or 35% of pretax income in FY94. Excluding the Federal and State increases in the rate due to the excess tax gain on the sale of Gates/FA shares, the effective income tax rate for FY94 would have been approximately 34%. Such rate is lower than the combined Federal and State statutory rate due mainly to the benefits from the Company's FSC, tax exempt investment income and R&D tax credits.

EQUITY IN EARNINGS OF GATES/FA

The equity in earnings of Gates/FA decreased in FY95 to $85,000 from $1,572,000 in FY94. In FQ195, Cheyenne exchanged its 1,348,290 shares of Gates/FA common stock for 798,996 shares of Arrow common stock.

PER SHARE DATA

The net income per share in FY95 was $0.97 per share, including a one time net gain, net of income taxes, of 26 cents per share, as a result of the exchange of Gates/FA shares for Arrow shares and the write-off of purchased research and development related to the two acquisitions in FY95, versus $0.82 per share in FY94. The weighted average number of common shares and equivalents outstanding decreased to 39,617,000 shares versus 39,877,000 shares in the previous fiscal year. The number of shares decreased mainly due to the Company's purchase of its shares, although this was offset by an increase in shares due to stock option exercises, new stock option grants and the increase in share price in FY95.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no debt and $85,023,000 in cash, cash equivalents and investments as of June 30, 1996. Subsequent to that date, the Company used approximately $14,000,000 million in connection with certain acquisitions and approximately $5,600,000 for purchases of the Company's common stock. Cash, cash equivalents and investments increased during FY96 from cash generated from operations of $29,352,000 and $3,684,000 of cash received from the exercise of stock options. All accounts payable are current, and accounts receivable collections are about 92.5 days, versus 89.0 days at the end of FY95 (calculated based on accounts receivable balances at the end of each period). Net accounts receivables increased 41.1% versus FY95 on a sales increase of 36.1%. One distributor in FY96 accounted for 16% of the Company's revenues and as of June 30, 1996 accounted for 23% of outstanding net trade accounts receivable. The loss of this customer, or any of the other major distributors of Cheyenne's products or their failure to pay for products purchased, could have a material adverse effect on Cheyenne's operating results.

Capital expenditures were $13,914,000 in FY96 versus $10,974,000 in FY95. The increase is primarily due to purchases of computers, telephone and test equipment and other items needed to support the growing employee base and business. The Company is leasing certain equipment on terms it believes favorable, which has increased cash available for operations. It is anticipated that capital expenditures will be about $14,000,000 in FY97. Further investments in computers, test equipment and facilities are planned based upon continued growth in the number of employees to support Cheyenne's growing business.

Management believes Cheyenne's current cash, cash equivalents and investment positions coupled with anticipated cash flow from operations, will be more than adequate to meet its anticipated cash requirements for planned capital expenditures and operations for the next twelve months and any additional purchases of the Company's common stock.

Cheyenne may utilize significant portions of cash in connection with potential acquisitions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements included with this Form 10-K are set forth under Item 14 hereof.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT

The information regarding directors and executive officers is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for Cheyenne's Annual Meeting of Stockholders to be held on December 12, 1996 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of Cheyenne's fiscal year ended June 30, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Principal Stockholders; Shares held by Management" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this Report:

               1.   CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Consolidated Balance Sheets:

     June 30, 1996 and 1995                                                F - 2

Consolidated Statements of Earnings:
     Years ended June 30, 1996, 1995 and 1994                              F - 3

Consolidated Statements of Shareholders' Equity:

     Years ended June 30, 1996, 1995 and 1994                              F - 4

Consolidated Statements of Cash Flows:

     Years ended June 30, 1996, 1995 and 1994                              F - 5

Notes to Consolidated Financial Statements                                 F - 6

               2.   FINANCIAL STATEMENT SCHEDULE

Schedule II   -     Valuation and Qualifying Accounts                      S - 1


     Other schedules are omitted because of (i) the absence of conditions requiring the filing of such Schedules or (ii) the inclusion of the applicable information in the consolidated financial statements included in this Report.

              3.   Exhibits incorporated by reference or filed with this
                   Report:

Number       Exhibits
- ------       --------

3.1.1 Certificate of Incorporation of Cheyenne, as amended, incorporated by reference to Exhibit 3.1 of Cheyenne's Registration Statement on Form S-1, No. 33-8113 ("1986 Registration Statement").

3.1.2 Certificate of Amendment of the Certificate of Incorporation of Cheyenne, incorporated by reference to Exhibit 1 to Cheyenne's Current Report on Form 8-K, dated December 2, 1986.

3.1.3 Certificate of Amendment of the Certificate of Incorporation of Cheyenne, Incorporated by reference to Exhibit 4.4 to Cheyenne's Annual Report on Form 10-K for the year ended June 30, 1995 (the "1995 Form 10-K").

3.2 Restated By-laws of Cheyenne as of April 15, 1996, incorporated by reference to Exhibit 99 to Cheyenne's
             Current Report on Form 8-K, filed April 16, 1996.

4.1          Reference is made to Exhibits 3.1 and 3.2.

4.3 Certificate of Designations of Series A Junior Participating Preferred Stock of Cheyenne, incorporated by reference to Exhibit A of Exhibit 1 to Cheyenne's Registration Statement on Form 8-A filed by Cheyenne on April 15, 1996 (the "Form 8-A").

4.4 Rights Agreement, dated as of April 15, 1996, between Cheyenne and Continental Stock Transfer and Trust
             Company, as Rights Agent, incorporated by reference to the Form
             8-A.

10.1 1987 Non-Qualified Stock Option Plan, as amended, incorporated by reference to Exhibit 4.2 to Cheyenne's
             Registration Statement on Form S-8/S-3 effective March 12, 1996 (the Form "S-8/S-3") File No. 333-01655.

10.2 1989 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 4.3 to the Form S-8/S-3.

10.3 1992 Stock Option Plan for Outside Directors, as amended, incorporated by reference to Exhibit 4.4 to the Form
             S-8/S-3.

10.4         Cheyenne's 401(k) Plan, incorporated by reference to Exhibit
             10.56 to Cheyenne's Annual Report on Form 10-
             K for the fiscal year ended June 30, 1991 (the "1991 Form 10-K").

10.5 Lease, for facility at 3 Expressway Plaza, Roslyn Heights, New York, dated June 30, 1992, between Cheyenne and LKM Expressway Plaza Limited Partnership, as amended, incorporated by reference to Exhibit 10.13.5 to Cheyenne's Annual Report on Form 10-K for the year ended June 30, 1992 (the "1992 Form 10-K").

10.5.1 First Modification of Lease Agreement, dated February 1, 1993, between Cheyenne and LKM Expressway Plaza Limited Partnership, incorporated by reference to Exhibit 10.13.7 to Cheyenne's Annual Report on Form 10-K for the year ended June 30, 1993 (the "1993 Form 10-K").

10.5.2 Second Modification of Lease Agreement, dated October 25, 1993, between Cheyenne and LKM Expressway Plaza Limited Partnership, incorporated by reference to Exhibit 10.13.9 to Cheyenne's Annual Report on Form 10-K for the year ended June 30, 1994 (the "1994 Form 10-K").



10.6 Lease Agreement, relating to the facility at 2000 Marcus Avenue, Lake Success, New York, dated December 20, 1994, between Cheyenne and Elan Associates, incorporated by reference to Exhibit 10.70 to the 1995 Form 10-K.

*10.7 Employment Agreement, dated October 1, 1991, between Cheyenne and Eli Oxenhorn, incorporated by reference to Exhibit 10.1.3 to the 1992 Form 10-K.

*10.7.1 Amendment to Employment Agreement between Cheyenne and Eli Oxenhorn, dated October 7, 1993, incorporated by reference to
             Exhibit 10.1.4 to the 1994 Form 10-K.

*10.7.2 Consulting and Non-competition Agreement between Cheyenne and Eli Oxenhorn, incorporated by reference to Exhibit 10.66 to the 1994 Form 10-K.

*10.8 Employment Agreement, dated January 1, 1993, between Cheyenne and Alan Kaufman, incorporated by reference to Exhibit 10.5.2 to the 1993 Form 10-K.

*10.8.1 Amendment to Employment Agreement between Cheyenne and Alan Kaufman, dated October 7, 1993, incorporated by reference to
             Exhibit 10.5.3 to the 1994 Form 10-K.

*10.8.2(1)   Amendment to Employment Agreement between Cheyenne and Alan
             Kaufman, dated December 30, 1995.

*10.9 Employment Agreement, dated September 1, 1992, between Cheyenne and Elliot Levine, incorporated by reference to Exhibit 10.42.3 to the 1993 Form 10-K.


*10.9.1 Amendment to Employment Agreement between Cheyenne and Elliot Levine, dated October 7, 1993, incorporated by reference to
             Exhibit 10.42.4 to the 1994 Form 10-K.

*10.9.2 Amendment to Employment Agreement between Cheyenne and Elliot Levine, dated October 24, 1994, incorporated by reference to
             Exhibit 10.42.5 to the 1995 Form 10-K.

*10.9.3 Amendment to Employment Agreement between Cheyenne and Elliot Levine, dated August 30, 1995, incorporated by reference to
             Exhibit 10.42.6 to the 1995 Form 10-K.

*10.9.4 Deferred Compensation Agreement between Cheyenne and Elliot Levine, incorporated by reference to Exhibit 10.55 to the 1991 Form 10-K.

*10.10 Employment Agreement, dated September 5, 1991 between Cheyenne and ReiJane Huai, incorporated by reference to Exhibit 10.54 to the 1991 Form 10-K.

*10.10.1 Amendment to Employment Agreement between Cheyenne and ReiJane Huai, incorporated by reference to Exhibit 10.54.1 to the 1994 Form 10-K.

*10.10.2 Deferred Compensation Agreement between Cheyenne and ReiJane Huai, incorporated by reference to Exhibit 10.59 to the 1993 Form 10-K.

*10.11 Employment Agreement, dated May 4, 1992, between Cheyenne and James P. McNiel, incorporated by reference to Exhibit 10.57.1 to the 1994 Form 10-K.

*10.11.1 Amendment to Employment Agreement between Cheyenne and James P. McNiel, dated October 7, 1993, incorporated by reference to
             Exhibit 10.57.2 to the 1994 Form 10-K.

*10.11.2(1)  Separation Agreement, dated April 9, 1996, between Cheyenne and
             James P. McNiel.

*10.12 Employment Agreement, dated November 16, 1994, between Cheyenne and Doris Granatowski, incorporated by reference to Exhibit 10.69 to the 1995 Form 10-K.

*10.13 Employment Agreement, dated July 1, 1995, between Cheyenne and Michael B. Adler, Esq., incorporated by reference to Exhibit
             10.67 to the 1995 Form 10-K.

*10.14 Employment Agreement, dated June 8, 1995, between Cheyenne and Yuda Doron, incorporated by reference to Exhibit 10.68 to the 1995 Form 10-K.

*10.15(1)    Employment Agreement, dated as of May 1, 1996, between Cheyenne and Wayne Lam.

*10.16(1)    Change of Control Employment Agreement, dated May 20, 1996, between Michael B. Adler, Esq. and Cheyenne.

*10.17(1)    Change of Control Employment Agreement, dated May 20, 1996, between Yuda Doron and Cheyenne.

*10.18(1)    Change of Control Employment Agreement, dated May 20, 1996, between Doris Granatowski and Cheyenne.

*10.19(1)    Change of Control Employment Agreement, dated May 20, 1996, between ReiJane Huai and Cheyenne.

*10.20(1)    Change of Control Employment Agreement, dated May 20, 1996, between Alan Kaufman and Cheyenne.

*10.21(1)    Change of Control Employment Agreement, dated May 20, 1996, between Wayne Lam and Cheyenne.

*10.22(1)    Change of Control Employment Agreement, dated May 20, 1996, between Elliot Levine and Cheyenne.

21.          Subsidiaries of Cheyenne.

23.          Consent of KPMG Peat Marwick LLP.

27.          Financial Data Schedule.


- --------------
*Denotes a compensation plan of other arrangement under which directors or executive officers may participate.

(1)  Filed herewith.




(b)  Reports on Form 8-K:


     On July 12, 1996, Cheyenne filed a current Report on Form 8-K reporting the closing of Cheyenne's purchase of all the outstanding shares of Intelligence Quotient International Limited, a United Kingdom based company.

                         CHEYENNE SOFTWARE, INC.
                            AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS
                              AND SCHEDULE
                               (FORM 10-K)

                         JUNE 30, 1996 AND 1995

               (WITH INDEPENDENT AUDITORS' REPORT THEREON)

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cheyenne Software, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG PEAT MARWICK LLP


     Jericho, New York
     August 16, 1996

                CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets

                         June 30, 1996 and 1995

                 Assets                                          1996       1995
                 ------                                           ----       ----
                                                                  (In thousands)

Current assets:
  Cash and cash equivalents                                   $ 24,845     15,592
  Short-term investments                                        26,621     15,088
  Accounts receivable, less allowance for doubtful accounts
    of $1,357,000 and $1,302,000, respectively                  44,010      31,201
  Deferred income taxes                                          2,901       1,400
  Prepaid income taxes                                           3,664       1,453
  Prepaid expenses and other current assets                      5,945       4,765
                                                              --------     -------
              Total current assets                             107,986      69,499

Long-term investments                                           33,557      40,522
Fixed assets, net                                               29,024      16,511
Other assets                                                     5,905       2,862
                                                               -------     -------
              Total assets                                   $ 176,472     129,394
                                                               =======     =======
  Liabilities and Shareholders' Equity
  ------------------------------------

Current liabilities:
  Accounts payable                                               9,455       5,962
  Accrued expenses                                               5,101       5,751
  Income taxes payable                                           1,041           -
  Current portion of obligations under capital leases            2,186           -
  Current portion of deferred rent                                  58           -
  Other current liabilities                                      3,323           -
                                                               -------     -------
            Total current liabilities                           21,164      11,713

Obligations under capital leases                                 2,028           -
Deferred income taxes                                              469       1,352
Deferred  rent                                                   1,039           -
Other  liabilities                                               1,250           -
                                                               -------     -------

            Total liabilities                                   25,950      13,065
                                                               -------     -------
Minority interest in subsidiary                                      -          19

Shareholders' equity:
  Preferred  stock, $.01 par value, 5,000,000 shares  authorized;
     none issued                                                     -           -
  Common stock, par value $.01 per share; 75,000,000 shares
    authorized;  40,033,589 and 39,313,861 shares issued           400         393
  Additional paid-in capital                                    60,994      53,008
  Retained earnings                                            120,274      93,046
  Foreign currency translation adjustment                         (626)        464
  Net unrealized loss on investments                               (62)       (143)
  Treasury  stock,  at  cost; 2,035,000  shares                (30,458)    (30,458)
                                                               -------     -------

              Total shareholders' equity                       150,522     116,310
                                                              --------     -------
             Total liabilities and shareholders' equity       $176,472     129,394
                                                               =======     =======

See accompanying notes to consolidated financial statements.

                CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                   Consolidated Statements of Earnings

                Years ended June 30, 1996, 1995 and 1994





                                                       1996         1995        1994
                                                       ----         ----        ----
                                               (In thousands, except per share data)
Revenues                                          $ 174,096      127,927      97,737
Cost of sales                                        33,120       21,690      11,641
                                                   --------      -------     -------

          Gross profit                              140,976      106,237      86,096
                                                   --------      -------     -------

Operating expenses:
  Selling and marketing                              53,951       41,222      23,747
  Research and development                           25,193       15,174       8,981
  General and administrative                         17,903       10,784       8,066
  Charge for purchased research and development       6,272        1,251           -
                                                   --------      -------     -------

          Total operating expenses                  103,319       68,431      40,794
                                                   --------      -------     -------

Operating income                                     37,657       37,806      45,302

Non-operating income (expense):
  Interest income                                    3,050         3,437       1,668
  Other income, net                                    336           199         738
  Interest expense                                    (313)            -           -
  Other (loss) gain                                   (466)       21,232           -
                                                   --------      -------     -------

          Total non-operating income                 2,607        24,868       2,406
                                                   --------      -------     -------

Income before income taxes and equity in
  earnings of Gates/FA                              40,264        62,674      47,708

Provision for income taxes                          13,036        24,255      16,742

Equity in earnings of Gates/FA                           -            85       1,572
                                                   --------      -------     -------

Net income                                        $ 27,228        38,504      32,538
                                                   =======       =======     =======
Net income per share                              $    .70           .97         .82
                                                   =======       =======     =======

Weighted average number of common shares and
  equivalents outstanding                           38,928        39,617      39,877
                                                   =======       =======     =======

See accompanying notes to consolidated financial statements.

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                    Years ended June 30, 1996, 1995 and 1994

                                                         COMMON STOCK                               FOREIGN          NET
                                                      ------------------    ADDITIONAL              CURRENCY      UNREALIZED
                                                       NUMBER                 PAID-IN     RETAINED TRANSLATION   (LOSS) GAIN ON
                                                       OF SHARES    AMOUNT    CAPITAL     EARNINGS  ADJUSTMENT     INVESTMENTS
                                                       ---------    ------    -------     --------  ----------   --------------
                                                                                                (In thousands)
Balances at June 30, 1993                               25,117      $ 251      38,974      22,004        33              -

  Three-for-two common stock split                      12,812        128        (128)          -         -              -
  Issuance of common stock on exercise of
    stock options                                          857          9       5,314           -         -              -
  Tax benefit from exercise of stock options                 -          -       5,975           -         -              -
  Transactions involving affiliate's common stock            -          -         (50)          -         -              -
  Foreign currency translation adjustment                    -          -           -           -        23              -
  Net  income  for  the  year  ended  June  30,  1994        -          -           -      32,538         -              -
                                                        ------     ------    --------      ------     -----          ------

Balances at June 30, 1994                               38,786        388      50,085      54,542        56              -

  Issuance of common stock on exercise of
    stock options                                          532          5       1,515           -         -              -
  Tax benefit from exercise of stock options                 -          -       1,882           -         -              -
  Transactions involving affiliate's common stock            -          -        (474)          -         -              -
  Adjustment to common stock issued in
    connection with acquisition                             (4)         -           -           -         -              -
  Purchase of treasury stock                                 -          -           -           -         -              -
  Foreign currency translation adjustment                    -          -           -           -       408              -
  Net unrealized loss on investments                         -          -           -           -         -           (143)
  Net  income  for  the  year  ended  June  30,  1995        -          -           -      38,504         -              -
                                                        ------     ------    --------      ------     -----          ------

Balances at June 30, 1995                               39,314        393      53,008      93,046       464           (143)

  Stock option expense                                       -          -         317           -         -               -
  Issuance of common stock on exercise of
    stock options                                          720          7       3,677           -         -               -
  Tax benefit from exercise of stock options                 -          -       3,992           -         -               -
  Foreign currency translation adjustment                    -          -           -           -    (1,090)              -
  Net unrealized gain on investments                         -          -           -           -         -              81
  Net  income  for  the  year  ended  June  30,  1996        -          -           -      27,228         -               -
                                                        ------     ------    --------      ------     -----          ------

Balances at June 30, 1996                               40,034      $ 400      60,994     120,274      (626)            (62)
                                                        ------     ------    --------      ------     -----          -------
                                                        ------     ------    --------      ------     -----          -------


                                                               TREASURY STOCK
                                                         -------------------------
                                                         NUMBER
                                                         OF SHARES        AMOUNT
                                                         ----------       ------
Balances at June 30, 1993                                       -        $     -

  Three-for-two common stock split                              -              -
  Issuance of common stock on exercise of
    stock options                                               -              -
  Tax benefit from exercise of stock options                    -              -
  Transactions involving affiliate's common stock               -              -
  Foreign currency translation adjustment                       -              -
  Net  income  for  the  year  ended  June  30,  1994           -              -
                                                          ---------       -------

Balances at June 30, 1994                                       -               -

  Issuance of common stock on exercise of
    stock options                                               -               -
  Tax benefit from exercise of stock options                    -               -
  Transactions involving affiliate's common stock               -               -
  Adjustment to common stock issued in
    connection with acquisition                                 -               -
  Purchase of treasury stock                                2,035         (30,458)
  Foreign currency translation adjustment                       -               -
  Net unrealized loss on investments                            -               -
  Net  income  for  the  year  ended  June  30,  1995           -               -
                                                          --------       ---------

Balances at June 30, 1995                                   2,035         (30,458)

  Stock option expense                                          -               -
  Issuance of common stock on exercise of
    stock options                                               -               -
  Tax benefit from exercise of stock options                    -               -
  Foreign currency translation adjustment                       -               -
  Net unrealized gain on investments                            -               -
  Net  income  for  the  year  ended  June  30,  1996           -               -
                                                           -------        --------

Balances at June 30, 1996                                   2,035       $ (30,458)
                                                           -------        --------
                                                           -------        --------


See accompanying notes to consolidated financial statements.

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1996, 1995 and 1994



                                                                                    1996         1995        1994
                                                                                    ----         ----        ----
                                                                                           (In thousands)
Operating activities:
  Net income                                                                      $ 27,228       38,504      32,538
  Adjustments to reconcile net income to net cash provided by operating activities:
      Gain on sale of Gates/FA common stock                                              -      (21,232)          -
      Tax benefit from exercise of stock options                                     3,992        1,882       5,975
      Equity in earnings of Gates/FA                                                     -          (85)     (1,572)
      Loss on sale of Arrow Electronics common stock                                     -           11           -
      Charge for purchased research and development                                  6,272        1,251           -
      Depreciation and amortization                                                  8,787        3,587       1,792
      Stock option expense                                                             317            -           -
      Deferred rent                                                                  1,097            -           -
      Change in assets and liabilities, net of effects from acquisitions:
        Increase  in  accounts receivable                                          (12,703)      (7,721)     (9,073)
        Increase in other current assets                                            (3,391)      (2,187)     (2,071)
        Increase in other assets                                                    (2,378)      (1,211)       (802)
        Increase in accounts payable, accrued expenses and
           income taxes payable                                                      2,515        1,605       5,685
        Deferred income taxes                                                       (2,384)      (1,078)        802
                                                                                  --------      -------      -------

          Net cash provided by operating activities                                 29,352       13,326      33,274
                                                                                  --------      -------      -------

Investing activities:
  Purchases  of  fixed assets                                                      (13,914)     (10,974)     (5,290)
  Purchases of investments                                                         (28,716)     (29,265)    (51,916)
  Proceeds from sales and maturities of investments                                 24,279       31,033      17,320
  Payments for acquisitions of Chili Pepper and Media Blitz                         (2,437)           -           -
  Payments for acquisitions of NETstor and DataJET technology                            -       (1,951)          -
  Purchase of minority interest                                                       (235)           -           -
  Net proceeds from sale of Arrow Electronics common stock                               -       30,324           -
                                                                                  --------      -------      -------
          Net cash (used in) provided by investing activities                      (21,023)      19,167     (39,886)
                                                                                  --------      -------      -------

Financing activities:
  Principal payments under capital lease obligations                                (1,670)           -           -
  Proceeds from exercise of stock options                                            3,684        1,520       5,323
  Purchase of treasury stock                                                             -      (30,458)          -
                                                                                  --------      -------      -------
          Net cash provided by (used in) financing activities                        2,014      (28,938)      5,323
                                                                                  --------      -------      -------

Effect of exchange rate changes on cash                                             (1,090)         408          23
                                                                                  --------      -------      -------

          Increase (decrease) in cash and cash equivalents                           9,253        3,963      (1,266)

Cash and cash equivalents at beginning of year                                      15,592       11,629      12,895
                                                                                  --------      -------      -------

Cash and cash equivalents at end of year                                          $ 24,845       15,592      11,629
                                                                                  ========      =======      =======
Supplemental information

Noncash investing and financing activities:
  Issuances of and other transactions related to affiliate's common stock         $      -         (474)        (50)
                                                                                  ========      =======      =======

Deferred acquisition payments                                                     $  4,573            -           -
                                                                                  ========      =======      =======


Acquisition of equipment under capital leases                                     $  5,884            -           -
                                                                                  ========      =======      =======

Cash paid during the year for income taxes                                        $ 10,993       26,723       6,949
                                                                                  ========      =======      =======

Cash paid during the year for interest                                            $    306            -           -
                                                                                  ========      =======      =======

See accompanying notes to consolidated financial statements.

                                       F-5

                 CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                           June 30, 1996 and 1995

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

   Cheyenne Software, Inc. and its subsidiaries (Cheyenne or the Company) are engaged in the development, sale and support of software products for use in desktop and networked personal computer environments, including for Local Area Network (LAN) and Wide Area Network (WAN) applications.

   On February 1, 1993, the Company commenced operations of a 95% owned
      Japanese subsidiary, Cheyenne Software KK, to produce and market certain of the Company's products in Japan. In fiscal 1996, the Company acquired the 5% minority interest in Cheyenne Software KK for $235,000.

   On December 19, 1994, the Company acquired certain assets and assumed certain liabilities of NETstor, Inc. (NETstor), a developer of Hierarchical Storage Management (HSM) software products for the UNIX computer platform in the network storage management market, for $1,150,000 of cash. The acquisition has been accounted for as a purchase and the operating results of NETstor are included in the consolidated statement of earnings from the date of acquisition. In connection with the acquisition, the Company recorded a $547,000 expense for purchased research and development and $94,000 of capitalized software which is included in other assets in the accompanying balance sheet and is being amortized on a straight line basis over two years. The revenues and net earnings of NETstor prior to the acquisition were insignificant compared to the Company's consolidated results.

   On March 30, 1995, the Company acquired the DataJET product line and certain other assets and assumed certain liabilities of NetFRAME Systems, Inc. (NetFRAME). DataJET is an image based, high performance software backup product for NetWare file servers. Cheyenne made cash payments aggregating $801,000 for DataJET and pays royalties to NetFRAME based on the Company's sales of products utilizing the DataJET technology. The acquisition has been accounted for as a purchase. In connection with the acquisition, the Company recorded a $704,000 expense for purchased research and development. The revenues and net earnings for the DataJET product prior to the acquisition were insignificant compared to the Company's consolidated results.

   On September 28, 1995, Cheyenne acquired certain assets and assumed certain liabilities of Chili Pepper Software, Inc. (Chili Pepper), a manufacturer of HSM solutions for the desktop PC, for approximately $718,000 of cash and the assumption of approximately $1,568,000 of liabilities. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased, including approximately $476,000 to capitalized software which is included in other assets and is being amortized over three years. In connection with the acquisition, Cheyenne recorded an expense for purchased research and development of approximately $1,636,000.
      The operating results of Chili Pepper are included in the consolidated statement of earnings from the date of acquisition. The revenues and net earnings for Chili Pepper prior to the acquisition were insignificant compared to the Company's consolidated results.

  On October 31, 1995, Cheyenne acquired certain assets of Media Blitz, Inc.
      (Media Blitz), a manufacturer of optical and tape jukebox and CD-ROM management software solutions for the Microsoft Windows

                                                        (Continued)
                                F-6

              CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

      NT environment, for approximately $4,000,000 plus $219,000 of related transaction costs, of which $1,719,000 was paid at closing and $1,250,000 is payable on each of October 31, 1996 and 1997. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased, including approximately $1,254,000 for capitalized software which is included in other assets and is being amortized over three years. In addition, approximately $2,763,000 was recorded as an expense for purchased research and development. The excess of the purchase price over the fair value of the net assets acquired of $162,000 was allocated to goodwill, which is included in other assets and is being amortized on a straight-line basis over three years. The operating results of Media Blitz are included in the consolidated statement of earnings from the date of acquisition. The revenues and net earnings for Media Blitz prior to the acquisition were insignificant compared to the Company's consolidated results.

In June 1996, the Company acquired for $2,073,000 a license to certain software which was not technologically feasible at the time of purchase. The Company will enhance such software to develop new products. The license fee was recorded as a charge for purchased research and development. The Company paid $250,000 in August, 1996 and $250,000 will be paid on the first day of each quarter thereafter, commencing October 1, 1996, until the enhanced product is shipped to an end user, at which time the balance will be due.

The technological feasibility of the purchased in-process technology (research and development) related to all of the above acquisitions was not yet established at the dates of acquisition and the technologies had no alternative uses.

CONSOLIDATION POLICY

The consolidated financial statements include the accounts of Cheyenne
      Software, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE AND PROFIT RECOGNITION

The Company recognizes revenue from software licenses and sales, and the sale of upgrades or enhancements, to customers at delivery provided no significant vendor and post-contract customer support (PCS) obligations remain and collectibility of the resulting receivables is probable. Revenue attributable to PCS included in site-license agreements, primarily consisting of free upgrades for a specified period, is deferred and recognized over the period it is earned. Maintenance fees are recognized as revenue ratably over the period of the related contract. Development fee income is recognized ratably during the software development period and royalty income is recognized when earned. The Company provides a liability for future PCS (primarily telephone customer support) related to revenue recorded, which is included in accrued liabilities in the accompanying balance sheets. The Company also provides for estimated product returns and exchanges, rebates and cooperative advertising costs, which are reflected as reductions to accounts receivable in the accompanying balance sheets since the Company grants credits for such items. The provision for returns and exchanges and rebates reduces revenues and the provision for cooperative advertising is included in sales and marketing expenses. Technical support costs are included in cost of sales.

                                                     (Continued)

              CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

 CASH EQUIVALENTS

 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 INVESTMENTS

The Company has evaluated its investment policies consistent with Financial
      Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.115), and determined that all of its investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in shareholders' equity under the caption "net unrealized loss on investments". The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

FIXED ASSETS

Fixed assets are stated at cost, net of accumulated amortization. Amortization of leasehold improvements is provided for over the lesser of the term of the related leases or the estimated life of the assets, and depreciation of equipment, furniture and fixtures, and purchased computer software is provided for over their estimated useful lives.
      The straight-line method is used for financial reporting purposes, and an accelerated method is used, where applicable, for income tax purposes.

Useful lives used for depreciation and amortization of fixed assets are primarily as follows: computer equipment, five years; purchased computer software, three years; furniture, fixtures and office equipment, ten years; and trade show equipment, three years.

INTANGIBLE ASSETS

Intangible assets net of accumulated amortization, at June 30, 1996 and 1995 of $4,422,000 and $1,285,000, respectively, are included in other assets and include costs of acquiring product technology, computer software development, and patents which are amortized using the straight-line method over their estimated useful lives, typically no more than five years. Capitalized software development costs from acquisitions is being amortized on a straight-line basis over the estimated product life, or based on the ratio of current period revenues to total projected product revenues, whichever results in greater amortization expense. The estimated product lives have ranged from two to three years.

In March 1995, the Financial Accounting Standards Board issued Statement No.
      121 (SFAS No. 121) that establishes accounting standards for the impairment of long lived assets, certain intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In conformity with SFAS No. 121, it is the Company's policy to evaluate and recognize an impairment if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

                                                     (Continued)
                              F-8

              CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

SOFTWARE DEVELOPMENT COSTS

Costs associated with Cheyenne's development and enhancement of proprietary software are expensed as incurred. Such costs that could be capitalized pursuant to Financial Accounting Standard Board
      Statement No.86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", are immaterial due to the short period of time and minimal costs incurred between when the Company's products reach technological feasibility and when they are available for general release to the public.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair
      Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. As of June 30, 1996 and 1995, the fair value of all financial instruments approximate book values because of the short maturity of these instruments.

EARNINGS PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. All references to number of shares and per share data have been restated for all periods presented to reflect the three-for-two stock split (note 6).

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries have been translated at rates of exchange at the end of the period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity. In fiscal 1996 other loss is comprised of a foreign currency loss of approximately $466,000 in connection with certain intercompany balances that are of a short term investment nature between Cheyenne and its subsidiary in Japan.

TREASURY STOCK

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

                                                      (Continued)

                 CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

On various dates subsequent to June 30, 1996 through August 16, 1996, the
      Company purchased 199,900 shares of its common stock for approximately $3,558,000, at prices ranging from approximately $16.62 to $19.00 per share.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, reserve for returns and exchanges, charges for purchased research and development and the liability for PCS. Actual results could differ from those estimates.

RECLASSIFICATION

Certain prior year information has been reclassified to conform with the 1996 presentation format.

(2) INVESTMENT IN GATES/FA DISTRIBUTING, INC. (GATES/FA) AND ARROW ELECTRONICS, INC.

    (a) At June 30, 1992, Cheyenne owned 24.2% (1,448,290 common shares) of Gates/FA, a distributor of microcomputers, software and computer peripheral equipment. On February 3,1993, Cheyenne sold 100,000 shares of Gates/FA common stock, which resulted in a reduction of Cheyenne's ownership interest in Gates/FA to approximately 21.5%. Cheyenne accounted for its investment in Gates/FA using the equity method of accounting, which reflected the cost of the Company's investment adjusted for its proportionate share of the net income or loss and capital transactions of Gates/FA.

    (b) On August 29, 1994, Cheyenne exchanged its remaining 1,348,290 shares of Gates/FA common stock for 798,996 common shares of Arrow
        Electronics, Inc., a public company. The transaction qualified as a tax-free exchange and resulted in a pre-tax gain of $21,232,000 for financial reporting purposes. After the transaction, Cheyenne owned approximately 2% of Arrow's outstanding common stock.
        Accordingly, the Company accounted for its investment in Arrow common stock under the cost method of accounting.

    (c) During the third and fourth quarters of fiscal 1995, Cheyenne sold its Arrow common stock for $30,324,000, which resulted in a net loss of approximately $11,000.

                                                        (Continued)

                 CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

(3) INVESTMENTS

    At June 30, 1996, the cost and related fair value of investments are as follows:


                                                                             GROSS       GROSS
                                                                  FAIR    UNREALIZED  UNREALIZED
                                                     COST         VALUE      GAINS      LOSSES
                                                     ----         -----      -----      ------
                                                                (In thousands)
           Available-for-sale:
               Municipal debt                      $ 41,243       41,157       43        (129)
               U.S. Treasury bills and notes         10,858       10,858       --          --
               Corporate debt                         4,520        4,488        4         (36)
               Commercial Paper                       2,787        2,800       13          --
               U.S. government agencies debt            886          875       --         (11)
               Equity securities                         46          100       54          --
                                                   --------        -----      ---        -----
                                                   $ 60,340       60,278      114        (176)
                                                   --------        -----      ---        -----
                                                   --------        -----      ---        -----


    Of the above investments, $26,621,000, $33,557,000 and $100,000 are included in the balance sheet captions "short-term investments", "long-term investments" and "other assets", respectively.

    The contractual maturities of debt securities at fair market value are as follows:


                                                   WITHIN 1     1 TO 5      5 TO 10     AFTER 10
                                                     YEAR       YEARS        YEARS       YEARS             TOTAL
                                                     ----       -----        -----       -----             -----
                                                                           (In thousands)

            Municipal debt                         $11,952      15,305        800        13,100            41,157
            U.S. Treasury bills and notes           10,858          --         --            --            10,858
            Corporate Debt                           1,011       3,477         --            --             4,488
            Commercial Paper                         2,800          --         --            --             2,800
            U.S. government agencies debt               --         875         --            --               875
                                                   -------      ------        ---        ------            ------
                                                   $26,621      19,657        800        13,100            60,178
                                                   -------      ------        ---        ------            ------
                                                   -------      ------        ---        ------            ------


    At the time the Company implemented SFAS No. 115 during the first quarter of fiscal 1995, management decided to classify certain investments as held-to-maturity due to its having the positive intent and ability to hold those securities to maturity.
      During the fourth quarter of fiscal 1995, the Company sold a portion of its securities classified as held-to-maturity prior to their maturity dates to purchase treasury stock. The amortized cost of these securities was approximately $16,683,000 and the net realized gain amounted to approximately $5,000.

                                                        (Continued)

                 CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

     Investments at June 30, 1995 consisted of the following:

                                                         AMORTIZED      FAIR
                                                           COST         VALUE
                                                           ----         -----
                                                             (In thousands)

           Municipal debt                                 $37,956      37,736
           U.S. Treasury bills and notes                    9,555       9,555
           Government agencies debt                         4,841       4,829
           Preferred securities                             3,393       3,393
           Equity Securities                                  150         240
           Corporate debt                                      98          97
                                                          -------      ------
                                                          $55,993      55,850
                                                          -------      ------
                                                          -------      ------

     Of the above investments, $15,088,000, $40,522,000 and $240,000 are included in the balance sheet captions "short-term investments", "long-term investments" and "other assets", respectively.

(4) FIXED ASSETS

    Fixed assets consist of the following:

                                                               JUNE 30,
                                                          1996         1995
                                                          ----         ----
                                                            (In thousands)

           Computer equipment                            $23,860       14,143
           Leasehold improvements                          7,538        1,646
           Purchased computer software                     4,317        3,083
           Furniture and fixtures                          3,696        2,049
           Office equipment                                3,451        2,175
           Trade show equipment                              674          586
                                                         -------       ------
                                                          43,536       23,682

           Less accumulated depreciation
              and amortization                            14,512        7,171
                                                         -------       ------

                                                         $29,024       16,511
                                                         -------       ------
                                                         -------       ------

   Computer equipment includes $5,884,000 of assets recorded under capital leases.

                                                        (Continued)

                CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

(5) INCOME TAXES

    Income tax expense consists of:

                                           CURRENT       DEFERRED     TOTAL
                                           -------       --------     -----
                                                      (In thousands)
                          1996:
                             Federal       $13,105        (2,105)     11,000
                             State             772            --         772
                             Foreign         1,543          (279)      1,264
                                           -------        -------     ------
                                           $15,420        (2,384)     13,036
                                           -------        -------     ------
                                           -------        -------     ------
                          1995:
                             Federal       $21,249          (906)     20,343
                             State           3,306          (172)      3,134
                             Foreign           778            --         778
                                           -------        -------     ------

                                           $25,333        (1,078)     24,255
                                           -------        -------     ------
                                           -------        -------     ------
                          1994:
                             Federal       $13,714           720      14,434
                             State           2,226            82       2,308
                                           -------        -------     ------

                                           $15,940           802      16,742
                                           -------        -------     ------
                                           -------        -------     ------

   The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax asset and liability at June 30, 1996 and 1995 are as follows:

                                                                  1996   1995
                                                                 ------  -----
                                                                 (In thousands)

              Deferred tax assets:
                 Accrual for product returns and exchanges      $1,088      646
                 Allowance for doubtful accounts receivable        489      487
                 Deferred Rent                                     460       --
                 Accrued expenses                                  483      158
                 Other                                             381      109
                                                                ------    -----
                                                                $2,901    1,400
                                                                ------    -----
                                                                ------    -----
              Deferred tax liabilities:
                 Fixed assets depreciation                      $  469      853
                 Other                                              --      499
                                                                ------    -----
                                                                $  469    1,352
                                                                ------    -----
                                                                ------    -----

  Management of the Company has determined, based upon historical pre-tax earnings and expected taxable income in the future, that it is more likely than not that the Company will realize its deferred tax assets and therefore, has not recorded a valuation allowance.


                                                        (Continued)
                                F-13

              CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

The following is a reconciliation of the provision for income taxes to the "expected" amounts computed by applying the statutory Federal income tax rate to the Company's income before income taxes:



                                                        1996              1995               1994
                                                        ----              ----               ----
                                                              (In thousands, except for percentages)

Computed "expected" income tax
   expense                                       $14,092   35.0%    $21,966   35.0%    $17,248   35.0%
Increase (decrease) in income taxes
   resulting from:
     State income taxes, net of
        Federal benefit                              501    1.2       2,037    3.3       1,500    3.0
     Foreign income tax rate differential            408    1.0         428     .7          --     --
     Excess tax gain on sale of
        Gates/FA common stock                       --     --         1,779    2.8          --     --
     Foreign Sales Corporation
        (FSC) benefit                             (1,498)  (3.7)       (809)  (1.3)     (1,244)  (2.5)
     Tax-exempt investment income                   (816)  (2.0)       (919)  (1.5)       (452)   (.9)
     Research and development
        tax credit                                    --     --        (227)   (.4)       (374)   (.8)
     Other                                           349     .9          --     --          64     .2
                                                 -------   -----    -------   -----    -------   -----
Provision for income taxes                       $13,036   32.4%    $24,255   38.6%    $16,742   34.0%
                                                 -------   -----    -------   -----    -------   -----
                                                 -------   -----    -------   -----    -------   -----


(6) STOCK SPLITS
      On February 10, 1994, the Company's Board of Directors declared a three-for-two stock split, payable in the form of a 50% stock dividend which was distributed on March 29, 1994 to holders of record on March 1, 1994. The par value of the additional
      12,812,458 shares of common stock issued in connection with the split was transferred to common stock from additional paid-in capital.
      All references to number of shares (except shares authorized), per share data and stock option plan data have been restated for all periods presented to reflect the stock split.

(7) STOCK OPTIONS AND STOCK PURCHASE RIGHTS

    1984 INCENTIVE STOCK OPTION PLAN
      Cheyenne adopted an incentive stock option plan (1984 Plan) and has reserved 1,687,500 shares for issuance to key employees. Options are not exercisable until two years after their grant and expire if not exercised within five years. The number of shares that may be exercised under the option are limited, on a cumulative basis, to not more than 25% in the first year in which they become exercisable, 50% in the second year, and 100% thereafter. Options may not be granted at less than the fair market value of the underlying shares at date of grant.

                                                        (Continued)

              CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

 1989 INCENTIVE STOCK OPTION PLAN

 Cheyenne adopted an incentive stock option plan (1989 Plan) and has reserved
      5,806,250 shares, as amended, for issuance to employees. Options are not exercisable until two years after their grant and expire if not exercised within five years. The 1989 Plan was amended during fiscal 1995 to increase the maximum term for which options are exercisable from five to seven years. The number of shares that may be exercised under the option is limited, on a cumulative basis, to not more than 25% in the first year in which they become exercisable, 50% in the second year, and 100% thereafter. Options may not be granted at less than the fair market value of the underlying shares at the date of grant. The option price may be paid in cash or with previously owned stock.

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

DIRECTORS' PLAN

In fiscal 1993, a stock option plan for outside directors (Directors' Plan) was adopted and 405,000 common shares have been reserved for issuance to members of the Board of Directors who are not employees (Outside Directors). Pursuant to the plan, each Outside Director will receive options to purchase 16,875 shares of common stock on January 1 of each year that such director serves the Company in such capacity. All stock options granted under the Directors' Plan are immediately exercisable. The exercise price per share of each option will be equal to the fair market value of the shares of common stock on the date of grant. Each option granted under the Directors' Plan expires upon the earlier of five years following the date of grant or one year following the date an Outside Director ceases to serve in such capacity, provided that the option is exercised within five years after the date of its grant. No grants may be made under the Directors' Plan subsequent to the earlier to occur of January 2, 1997 or the issuance of common stock or exercise of options pursuant to the Directors'
      Plan equal to the maximum number of shares of common stock reserved for under the Directors' Plan.

OTHER STOCK OPTIONS

During the year ended June 30, 1994, certain directors exercised nonqualified stock options to purchase 67,500 shares of common stock at $1.41 per share.

                                                     (Continued)

              CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

 A summary of activity under the 1984 Plan, 1989 Plan, 1987 Plan, and
      Directors' Plan, which have all been restated to reflect the stock split, is as follows:

                                             NUMBER OF         OPTION PRICE
                                              SHARES          RANGE PER SHARE
                                              ------          ---------------

            Outstanding at June 30, 1993     2,877,363          1.11-21.33

                     Granted                 1,171,951         18.58-21.33
                     Exercised              (1,113,738)         1.11-8.95
                     Canceled                  (76,650)         1.67-21.33
                                            -----------

            Outstanding at June 30, 1994     2,858,926          1.11-21.33

                     Granted                 2,241,110          8.63-13.75
                     Exercised                (531,844)         1.11-8.94
                     Canceled                 (125,526)         8.63-21.33
                                            -----------

            Outstanding at June 30, 1995     4,442,666          3.51-21.33

                     Granted                 1,661,415         20.50-26.13
                     Exercised                (719,727)         3.51-21.33
                     Canceled                 (469,610)         8.63-23.25
                                            -----------
            Outstanding at June 30, 1996     4,914,744          5.26-26.13
                                            -----------
                                            -----------

At June 30, 1996, 1,048,919 options were exercisable and options to purchase
      1,690,548 shares were available for future grant under all stock option arrangements. The exercise prices of all nonqualified stock options were equal to the fair market value of the underlying shares at date of grant.

In October 1995, the Financial Accounting Standards Board issued Statement No.
      123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal 1997. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in fiscal 1997, the proforma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

STOCK PURCHASE RIGHTS

In April 1996, the Board of Directors of the Company declared a dividend of one Stock Purchase Right (Right) for each outstanding share of the Company's common stock, that was paid to shareholders of record on April 26, 1996. Each Right entitles the holder to purchase from the Company one one- hundredth of a share of voting Series A Junior Participating Preferred Stock of the Company at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. If any entity acquires beneficial ownership of 20% or more of the Company's outstanding common stock or there commences a tender offer or exchange offer which would result in such ownership, the Rights will then be distributed, separate from the common stock and become exercisable. The Company may

                                                      (Continued)
                              F-16

                     CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES redeem the Rights for $.01 per Right at any time prior to such time as a person or group has acquired 20% or more of the outstanding shares of the Company's common stock. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each preferred share will be entitled to a minimum preferential quarterly dividend payment of $1 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per common share. In the event of liquidation, the holders of the preferred shares will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of $100 times the payment made per common share. Each preferred share will entitle the holder to 100 votes on all matters submitted to shareholders of the Company, voting together as a single class with the holders of common shares. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each preferred share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary antidilution provisions. The Rights will expire on April 15, 2006, unless previously redeemed, exchanged or exercised.

    In addition, the Company has entered into change of control employment agreements with certain employees.

(8) OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

    During 1996, Cheyenne entered into various capital leases for computer equipment expiring at various dates through 1998. Future minimum payments required under such leases are as follows

                                                                 (In thousands)
                       Years ending June 30:
                           1997                                      $  2,572
                           1998                                         2,357
                                                                       ------

                       Total minimum lease payments                     4,929
                       Less: amount representing interest                 715
                                                                       ------

                       Present value of net minimum lease payments    $ 4,214
                                                                       ------
                                                                       ------

    The present value of net minimum lease payments is reflected on the balance sheet as current and noncurrent obligations under capital leases of approximately $2,186,000 and $2,028,000, respectively. The carrying value of assets held under capital leases at June 30, 1996 was approximately $4,345,000.

    Cheyenne leases office facilities under various operating leases. The leases expire through 2004 and are subject to escalation clauses for taxes and other expenses. Effective September 1, 1995, Cheyenne entered into a lease for a new office facility which expires in 2002. The total base rent is being charged to expense on a straight-line basis over the term of the lease. The first payment commences one year from the inception of the lease. Accordingly, Cheyenne has recorded deferred rent to reflect the excess of rent expense over cash payments since inception of the lease. Future minimum rentals required as of June 30, 1996 are as follows:

                     CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                                                            (In thousands)
           Years ending June 30:
                   1997                                     $     4,344
                   1998                                           3,563
                   1999                                           3,028
                   2000                                           2,429
                   2001                                           1,845
                   Thereafter                                     2,579
                                                                -------

                                                               $ 17,788
                                                                -------
                                                                -------

    Rent expense was approximately $5,155,000, $1,995,000 and $1,121,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

 (9) EMPLOYEE BENEFIT PLANS

     Effective May 1, 1991, Cheyenne established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees meeting certain eligibility requirements. For the years ended June 30, 1996, 1995 and 1994, Cheyenne provided a matching contribution of $353,000, $242,000 and $142,000, respectively, which was equal to 25% of each participant's contribution up to a maximum of 16% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions after three years. The Company does not provide its employees any other postretirement or postemployment benefits.

(10) BUSINESS AND CREDIT CONCENTRATIONS AND EXPORT SALES

     The majority of the Company's customers are original equipment manufacturers and distributors of computer equipment and software. One customer on a worldwide basis, including its foreign subsidiaries, accounted for greater than 10% of the Company's revenues in fiscal 1996 (16%), fiscal 1995 (15%) and fiscal 1994 (17%). At June 30, 1996, there were four customers which accounted for more than five percent of the Company's outstanding accounts receivable, aggregating 43% of accounts receivable.

       Export sales by geographic area are as follows:

                                            1996         1995       1994
                                            ----         ----       -----
                                                    (In thousands)

                     Europe               $  59,737     48,802     35,156
                     Canada                   3,138      2,219      3,159
                     Other                   13,882      8,580      4,099
                                            -------    -------    -------
                                          $  76,757     59,601     42,414
                                            -------    -------    -------
                                            -------    -------    -------

    Revenue, net income and identifiable assets as of or for the year ended
       June 30, 1996 related to the Company's operations in Japan amounted to $17,430,000, $1,181,000 and $8,011,000, respectively.

                                                         (Continued)
                                      F-18

                    CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

(11) LEGAL AND OTHER MATTERS

       (a) In fiscal 1994, the Company received $649,000 in settlement of a lawsuit, net of related expenses, from Legato Corp. arising out of an advertisement placed by Legato, which is included in other income in the accompanying consolidated statement of earnings.

       (b) In June 1994, a securities fraud class action complaint was filed against the Company and several of its officers and directors. The actions allege securities fraud claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 whereby it was alleged that the Company and the individual defendants made misrepresentations and omissions to the public which caused the Company's stock to be artificially inflated, and seek compensatory damages on behalf of all the shareholders who purchased shares between approximately January 24, 1994 and approximately June 17, 1994, as well as attorneys' fees and costs. In addition, there is a shareholder derivative complaint alleging that certain officers and directors breached their fiduciary obligations to the Company. In April 1996, the Court granted the plaintiffs Motion for Class Certification. The defendants deny any and all liability and intend to vigorously defend against the claims. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

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

       (c) In May 1995, JWANCO, Inc. (formerly known as Bit Software, Inc.), and various related individuals filed an action against the Company and several of its officers, directors and employees. The essence of the allegations was that the defendants breached agreements and defrauded JWANCO, Inc., and the individual plaintiffs in connection with the Company's acquisition of certain assets and assumption of certain liabilities of Bit Software, Inc. on May 19, 1994. These allegations were substantially similar to those described in note 11(b) above.
           In May 1996, this action was settled for a nominal amount.

       (d) In May 1995, Personal Computer Peripherals Corporation filed an action against the Company and five other defendants alleging patent infringement. In fiscal 1996, the Company recorded an insignificant amount for the settlement of this action.

       (e) In September 1995, a Complaint was filed against the Company and one of its officers alleging fraudulent and negligent misrepresentation. The plaintiff alleges that misrepresentations were made to him by one of the Company's officers in connection with the plaintiff's investment decision in Cheyenne's common stock in June, 1994. Subsequent to June 30, 1996 this complaint was dismissed in its entirety, with leave to amend. The plaintiff may refile an amended complaint by October 7, 1996. Management of the Company, based on advice from its legal counsel, does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial position or results of operations of the Company.

                                                         (Continued)
                                       F-19

                     CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

       (f) The Company and members of the Company's Board of Directors have been named in five purported class action lawsuits filed in April, 1996. Substantially, each lawsuit alleges that the Company's Board of Directors breached the fiduciary duties owed by it to shareholders by rejecting a request of McAfee Associates, Inc. (McAfee) to negotiate a merger of the Company and McAfee. Management of the Company, based on advice of outside legal counsel, does not believe that the ultimate resolution of this lawsuit will have a material adverse effect on the financial position or results of operations of the Company.

(12) SUBSEQUENT EVENTS

     In July 1996, Cheyenne acquired certain assets of Mediatrends, Inc.
       (Mediatrends), a developer of standards-based computer telephony software technology, for approximately $1,665,000 in cash plus related transaction costs. The acquisition will be accounted for using the purchase method of accounting. Approximately $2,035,000 will be recorded in fiscal 1997 as an expense for purchased research and development. The operating results of Mediatrends will be included in the consolidated statement of earnings from the date of acquisition. The revenues and earnings of Mediatrends for the periods prior to the acquisition were insignificant compared to those of Cheyenne.

     In July 1996, Cheyenne also acquired all the outstanding common stock of Intelligence Quotient International, Ltd. (IQ), a developer of open file management and partial backup technologies for NetWare and Windows NT platforms located in the U.K., for approximately $10,982,000 in cash, the assumption of approximately $136,000 of net liabilities plus related transaction costs. The acquisition will be accounted for using the purchase method of accounting, and accordingly, the purchase price will be allocated to certain assets purchased and liabilities assumed, including approximately $2,444,000 for capitalized software. The excess of the purchase price over the fair value of the net assets acquired of approximately $1,332,000 will be allocated to goodwill, which will be amortized on a straight-line basis over three years. In addition, approximately $8,241,000 will be recorded in fiscal 1997 as an expense for purchased research and development. The operating results of IQ will be included in the consolidated statement of earnings from the date of acquisition. The revenues and earnings of IQ for the periods prior to the acquisition were insignificant compared to those of Cheyenne.

(13) INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of selected quarterly financial data for the fiscal years ended June 30, 1996 and 1995:


                              September 30,        December 31,        March 31,          June 30,             Total
                            ---------------      --------------      -------------      ------------      ---------------
                            1995       1994      1995      1994      1996     1995      1996    1995      1996       1995
                            ----       ----      ----      ----      ----     ----      ----    ----      ----       ----
                                                     (In thousands, except per share data)
     Revenues            $ 38,464     21,652    42,449    29,611    44,014   35,636    49,169   41,028   174,096    127,927
     Operating income      10,566      5,062     9,655     9,585     7,683   10,770     9,753   12,389    37,657     37,806
     Other gain (loss)         --     21,232        --        --      (464)      --        (2)      --      (466)    21,232
     Income taxes           3,896     12,108     3,464     3,406     2,588    4,116     3,088    4,625    13,036     24,255
     Net income             7,396     14,938     7,113     6,613     5,313    7,975     7,406    8,978    27,228     38,504
                           ------     ------    ------    ------    ------   ------    ------   ------   -------    -------
     Net income
         per share       $    .19        .38       .18       .17       .14      .20       .19      .23       .70        .97
                           ------     ------    ------    ------    ------   ------    ------   ------   -------    -------
                           ------     ------    ------    ------    ------   ------    ------   ------   -------    -------


                                                                    Schedule II


                                 CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES

                                    Valuation and Qualifying Accounts



                                                                                CHARGED
                                                  BALANCE AT     CHARGED TO     TO OTHER                        BALANCE
                                                  BEGINNING      COSTS AND      ACCOUNTS-      DEDUCTIONS -      AT END
        DESCRIPTION                               OF PERIOD       EXPENSES      DESCRIBE        DESCRIBE       OF PERIOD
        -----------                               ---------       --------      --------        --------       ---------
Year ended June 30, 1996:
   Allowance  for  doubtful accounts           $  1,302,000      1,906,000            -        1,851,000 (1)   1,357,000
                                                  =========      =========      ========       =========       =========

Year ended June 30, 1995:
   Allowance  for  doubtful accounts           $    611,000      1,079,000            -          388,000 (1)   1,302,000
                                                  =========      =========      ========       =========       =========

Year ended June 30, 1994:
   Allowance  for  doubtful accounts           $    436,500        634,800            -          460,300 (1)     611,000
                                                  =========      =========      ========       =========       =========

(1)Uncollectible amounts written off, net of recoveries.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHEYENNE SOFTWARE, INC.



Dated:    September 25, 1996                 By:  /S/  ReiJane Huai
                                                  -----------------------
                                                  ReiJane Huai, Chairman of
                                                  the Board, President and Chief
                                                  Executive Officer
                                                  (principal executive officer)


Dated:    September 25, 1996                 By:  /S/  Elliot Levine
                                                  -----------------------
                                                  Elliot Levine, Executive Vice
                                                  President
                                                  Senior Financial Officer and
                                                  Treasurer
                                                  (principal financial and
                                                  accounting officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



September 25, 1996                                /S/  Rino Bergonzi
                                                  -----------------------
                                                  Rino Bergonzi, Director


September 25, 1996                                /S/  Richard F. Kramer
                                                  -----------------------
                                                  Richard F. Kramer, Director


September 25, 1996                                /S/ Bernard D. Rubien
                                                  -----------------------
                                                  Bernard D. Rubien, Director


September 25, 1996                                /S/  Ginette Wachtel
                                                  -----------------------
                                                  Ginette Wachtel, Director

                           EXHIBIT INDEX

 Number      Exhibits                                                Page
 ------      --------                                                ----

*10.8.2     Amendment to Employment Agreement between
            Cheyenne and Alan Kaufman, dated December 30,
            1995.

*10.11.3 Separation Agreement, dated April 9, 1996, between Cheyenne and James P. McNiel.

*10.15 Employment Agreement, dated as of May 1, 1996, between Cheyenne and Wayne Lam.

*10.16      Change of Control Employment Agreement, dated
            May 20, 1996, between Michael B. Adler, Esq.
            and Cheyenne.

*10.17      Change of Control Employment Agreement, dated
            May 20, 1996, between Yuda Doron and Cheyenne.

*10.18      Change of Control Employment Agreement, dated
            May 20, 1996, between Doris Granatowski and
            Cheyenne.

*10.19      Change of Control Employment Agreement, dated
            May 20, 1996, between ReiJane Huai and Cheyenne.

*10.20      Change of Control Employment Agreement, dated
            May 20, 1996, between Alan Kaufman and Cheyenne.

*10.21      Change of Control Employment Agreement, dated
            May 20, 1996, between Wayne Lam and Cheyenne.

*10.22      Change of Control Employment Agreement, dated
            May 20, 1996, between Elliot Levine and
            Cheyenne.

 21.        Subsidiaries of Cheyenne.

 23.        Consent of KPMG Peat Marwick LLP.

 27.        Financial Data Schedule.

- ---------------------
*Denotes a compensation plan of other
 arrangement under which directors or executive officers may participate.