Form 10-K/A
period 1996-06-30
CHEYENNE SOFTWARE INC
filed 1996-10-21
CIK 738830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1
(Mark One)

[ x ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      [FEE REQUIRED]

                     For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

 For  the  transition  period  from ___________to_________________

 Commission  File Number    1-9189
                            ------

                            CHEYENNE SOFTWARE, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           13-3175893
        --------                                           ----------
(State or other jurisdiction                 (I.R.S.Employer Identification No.)
 of incorporation or organization)

 3 Expressway Plaza, Roslyn Heights, NY               11577
 ---------------------------------------------------- ------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (516) 465-4000
                                                    --------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
Title of each class                       on which registered
-------------------                       -------------------

Common Stock, par value $.01 per share    American Stock Exchange
Series A Junior Participating Preferred   American Stock Exchange
Stock Purchase Rights

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

                 Yes:   X                           No:_____
                      -----

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

                    DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

     The undersigned registrant hereby amends the previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 1996 by adding the disclosure required by the following items of Form 10-K: Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The directors and executive officers of Cheyenne Software, Inc. (the "Company"), their ages, and their positions and terms of office with the Company are set forth below. The directors of the Company are elected to serve until the next annual meeting of stockholders of the Company and until their successors are elected and have qualified.

                                                                                                          Director
Name                                    Age       Position                                                Since
----                                    ---       --------                                                -----


ReiJane Huai(1)                         37        Chairman of the Board, President, and
                                                  Chief Executive Officer of the Company                 1993

Elliot Levine                           60        Executive Vice President, Senior
                                                  Financial Officer, and Treasurer
                                                  of the Company

Alan Kaufman                            58        Executive Vice President - Sales and
                                                  Secretary of the Company

Yuda Doron                              44        Executive Vice President

Doris A. Granatowski                    46        Executive Vice President

Rino Bergonzi(1)(2)                     52        Director of the Company                                1994

Richard F. Kramer(2)(4)                 52        Director of the Company                                1987

Bernard Rubien(3)(4)                    78        Director of the Company                                1985

Ginette Wachtel(1)(3)(4)                61        Director of the Company                                1987


(1)      Member of the Executive Committee of the Company.
(2)      Member of the Audit Committee of the Company.




(3)      Member of the Compensation Committee of the Company.
(4)      Member of the Option Committee of the Company.


                  ReiJane Huai became a director and President and Chief Executive Officer of the Company on October 7, 1993. He was elected Chairman of the Board of the Company effective May 20, 1994. He served as Vice President-Engineering of the Company from March 1990 through October 7, 1993. From August 1988 to March 1990, he served as a director of engineering of the Company. From August 1987 to August 1988, he was a systems engineer for AT&T Bell Laboratories. He served as manager of research and development at the Company from June 1985 to August 1987.

                  Elliot Levine became Executive Vice President of the Company on October 7, 1993. He served as a Vice President of the Company from March 1990 through October 7, 1993. He has been Senior Financial Officer of the Company since March 1990 and Treasurer of the Company since December 1991. From September 1989 to March 1990, he served as a consultant to the Company.

                  Alan Kaufman became Secretary of the Company in August 1988 and Executive Vice President -- Sales on October 7, 1993. He served as a Vice President of the Company from February 1987 through October 7, 1993. From April 1986 to February 1987, he served as director of marketing of the Company.

                  Yuda Doron became Executive Vice President of the Company effective June 1, 1995. He served as President of Cheyenne Communications, Inc., a wholly owned subsidiary of the Company ("Cheycomm") from July 1, 1993 through June 8, 1995. From April 5, 1993 to July 1, 1993, he served as a consultant to the Company. From January 1993 to July 1993, Mr. Doron was a Vice President of Business Development at Elron Corp. From July 1988 to December 1992, he served as a division manager at Texas Instruments, Inc.

     Doris A. Granatowski became a Vice President of the Company on November 16, 1994, and Executive Vice President on December 14, 1995. From September, 1994, to October 1994, Ms. Granatowski served as Vice President, Operations, Technology Group of Henry Schein, Inc. From 1988 to July, 1994, Ms. Granatowski was the Managing Director of Imrex Systems International Ltd. and Senior Vice President of Imrex Computer Systems, Inc.

      Richard F.  Kramer has been a director  of the  Company  since
1987. He is Chief Executive Officer and Treasurer of FAXplus, Inc., a telecommunications and computer products marketing company he founded in 1988. He also is President of Corporate Development, Inc., a marketing and consulting firm he founded in 1987.

     Rino Bergonzi has been a director of the Company since April 21, 1994. Mr. Bergonzi has been Vice President and Division Executive of Corporate Information Technology Services at AT&T Corp. since November 1993. From 1985 to 1993, Mr. Bergonzi was Vice

     President of United Parcel Service Information Services. In January 1995, he became a director of Enteractive, Inc., a multimedia software company.

                  Bernard Rubien has been a director of the Company since June 1985.

                  Ginette Wachtel has been a director of the Company since 1987. She served as a Senior Vice President of Application Development of Marsh & McClennan, Inc., an insurance brokerage firm and insurance holding company, through September 30, 1993, and was an officer of such company since 1984. She currently provides consulting services in the computer systems area.


Board Meetings and Committees

     The Board has a standing Audit Committee, a standing Compensation Committee, a standing Executive Committee, and a standing Option Committee. The Audit Committee reviews the Company's financial accounting procedures, internal controls, and the reports of the Company's independent auditors. The Audit Committee met twice in the fiscal year ended June 30, 1996. The members of the Audit Committee are Mr. Kramer and Mr. Bergonzi. The Compensation Committee makes recommendations to the Board concerning compensation arrangements for directors, executive officers, and certain other senior management of the Company. The Compensation Committee did not meet in the fiscal year ended June 30, 1996. The members of the Compensation Committee are Ms. Wachtel and Mr. Rubien. The Executive Committee is authorized to exercise the powers of the Board when the Board does not meet. The Executive Committee did not meet during the fiscal year ended June 30, 1996. The members of the Executive Committee are Ms. Wachtel, Mr. Bergonzi, and Mr. Huai. The Option Committee administers the Company's 1989 Stock Incentive Plan and Non-Qualified Plan (as defined herein). The Option Committee met three times in the fiscal year ended June 30, 1996. The Option Committee members are Mr. Kramer, Mr. Rubien, and Ms. Wachtel.

                  The Board held twelve meetings in the fiscal year ended June 30, 1996. Each director attended at least seventy-five (75%) percent of the aggregate of (i) the total number of meetings of the Board plus (ii) the total number of meetings held by all committees of the Board on which the director served.

     There is no family relationship between any director or executive officer of the Company.

Item 11.  Executive Compensation.

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



                                            SUMMARY COMPENSATION TABLE

                                                                                               Long-Term Compensation
                                                                                               ----------------------
                            Annual Compensation                                            Awards            Payouts
                            -------------------                                            ------            -------

Name and                                                           Other             Restricted Securities              All Other
Principal                                                         Annual             Stock      Underlying     LTIP    Compensation
Position                     Year    Salary($)       Bonus($)  Compensation($)(7)    Awards($)  Options      Payouts($)  ($) (8)
--------                     ----    ---------       --------  ------------------    ---------  -------      ----------  -------


ReiJane Huai - Chairman,     1994    180,625           -0-         3,364,171           -0-      262,500        -0-         11,313
President, and Chief         1995    205,000           -0-           169,130           -0-      200,000        -0-         19,036
Executive Officer(1)(2)      1996    212,500           -0-         4,181,533           -0-          -0-        -0-         19,167

Elliot Levine - Executive    1994    170,833           -0-         3,918,556           -0-      187,500        -0-         23,400
Vice President, Senior       1995    180,000           -0-           707,939           -0-      100,000        -0-         23,281
Financial Officer and        1996    180,000           -0-           653,544           -0-          -0-        -0-         25,087
Treasurer(1)(3)


Alan Kaufman - Executive     1994    165,000           -0-         2,769,264           -0-      187,500        -0-          8,255
Vice President - Market-     1995    180,000           -0-               -0-           -0-      100,000        -0-          8,090
ing and Secretary(1)(4)      1996    180,000           -0-               -0-           -0-          -0-        -0-         12,009

Yuda Doron - Executive       1994    125,000           -0-               -0-           -0-          -0-        -0-          4,694
Vice President(1)(5)         1995    134,653           25,000            -0-           -0-      240,000        -0-          7,822
                             1996    187,680           -0-               -0-           -0-          -0-        -0-          8,360

Doris A. Granatowski -       1994        -0-           -0-               -0-           -0-          -0-        -0-              0
Executive Vice               1995    109,375           10,000            -0-           -0-       25,000        -0-          4,500
President(1)(6)              1996    179,166           -0-               -0-           -0-       70,000        -0-          9,440



(1) All of the executive employment agreements discussed herein provide that the executive officers receive the fringe benefits generally available to all employees of the Company and contain non-disclosure and non-competition provisions for the benefit of the Company.






(2) On September 5, 1991, Mr. Huai entered into a three-year employment agreement with the Company to serve as Vice President-Engineering. The agreement provides for a base annual salary of $140,000, with increases of $5,000 per annum under certain circumstances, and for a death benefit and severance payments equal to 50% of his current base salary. On October 7, 1993, the term of Mr. Huai's agreement was extended to September 5, 1997 and was further amended to provide that Mr. Huai shall serve as President and Chief Executive Officer of the Company at a base salary of $205,000 per annum. On April 29, 1996, the Board increased Mr. Huai's annual base salary to $250,000, effective May 1, 1996. As amended, the agreement no longer provides for $5,000 increases in base salary each year. Upon termination of his status as Chairman of the Company, Mr. Huai is entitled to lifetime medical benefits from the Company.

(3) On September 1, 1992, Mr. Elliot Levine entered into a three-year employment agreement with the Company to serve as a Vice President, Senior Financial Officer, and Treasurer of the Company. Mr. Levine's agreement provides for a base annual salary of $150,000, with increases of $10,000 per annum under certain circumstances. Mr. Levine's agreement provides for a death benefit and severance provision equal to 100% of his current base salary and provides for continuation of his spouse's major medical insurance benefits for a period of five years after his death. Mr. Levine also receives reimbursement in the amount of $12,000 per annum for split dollar life insurance premiums and $8,000 per annum for automobile expenses. On October 7, 1993, Mr. Levine's agreement was amended to provide that Mr. Levine shall serve as Executive Vice President, Senior Financial Officer, and Treasurer at a base salary of $180,000 per annum. As amended, the agreement no longer provides for $10,000 increases in base salary each year. On October 24, 1994, Mr. Levine's agreement was amended to provide for $13,500 per annum in reimbursement to Mr. Levine for split dollar life insurance premiums. On August 30, 1995, Mr. Levine's agreement was amended to provide for (a) an extension of the employment term to August 31, 1998, (b) $10,000 per annum in reimbursement to Mr. Levine for automobile expenses, (c) a death benefit of 150% of his current base salary, and (d) a continuation of his spouse's major medical insurance benefits for a period of ten (10) years after his death.

(4) Mr. Alan Kaufman entered into a three-year employment agreement with the Company, effective January 1, 1993, to serve as a Vice President and Secretary of the Company. The agreement provides for a base annual salary of $140,000, with increases of $5,000 per annum under certain circumstances. Mr. Kaufman's employment agreement contains a death benefit and severance provision equal to 100% of his current base salary and provides for continuation of his spouse's major medical insurance benefits for a period of five years after his death. Mr. Kaufman also receives reimbursement in an amount equal to a maximum of $8,000 per annum for automobile expenses. On October 7, 1993, Mr. Kaufman's agreement was amended to provide that Mr. Kaufman shall serve as Executive Vice President and Secretary of the Company at a base salary of $180,000 per annum. As amended, the agreement no longer provides for $5,000 increases in base salary each year. On December 30, 1995, Mr. Kaufman's agreement was amended to provide for
          (a) an extension of the employment period to December 31, 1998, (b) $13,000 per annum in reimbursement to Mr. Kaufman for automobile expenses, (c) reimbursement annually of $13,500 for life insurance premiums, (d) a death benefit of 150% of his current base salary and
          (e) continuation of his spouse's major medical insurance benefits for a period of ten (10) years after his death.

(5) On September 29, 1993, Mr. Doron entered into a three-year employment agreement with Cheycomm, to serve as Cheycomm's President. The agreement provided for a base salary of $125,000 per annum, a death and disability benefit equal to up to 50% of his base salary, payments not to exceed $1,708 per annum for a portion of life insurance policy premiums and $3,723 per annum for a portion of disability policy premiums, and $3,600 per annum for automobile expenses. On June 8, 1995, Mr. Doron entered into a new three-year employment agreement to serve as Executive Vice President of the Company and General Manager of the Netware Division. The agreement provides for a base salary of $180,000 per annum, a severance provision equal to 100% of his current base salary, payments not to exceed $2,562 per annum for a portion of life insurance policy premiums, and $5,585 per annum for a portion of disability policy premiums. Mr. Doron also receives reimbursement in the amount of $3,600 per annum for automobile expenses. On April 29, 1996 the Board increased Mr. Doron's annual base salary to $225,000, effective May 1, 1996.

(6) On November 16, 1994, Ms. Granatowski entered into an employment agreement through December 31, 1996 with the Company to serve as a Vice President of the Company. The agreement provides for a base salary of $175,000. Ms. Granatowski's employment agreement contains a death benefit equal to 100%, and a severance provision equal to 30%, of her current base salary. Ms. Granatowski also receives $7,200 per annum for automobile expenses. On December 14, 1995, the Board promoted Ms. Granatowski to Executive Vice President. On April 29, 1996, the Board increased Ms. Granatowski's annual base salary to $200,000, effective May 1, 1996.

(7) Includes information regarding value realized (market value on date of exercise less exercise price) on stock options previously granted under the Company's option plans and exercised during the three fiscal years ended June 30, 1996 by the Named Executives.

(8) Includes car allowances, 401(k) matching contributions by the Company, and miscellaneous perquisites. Car allowances for fiscal 1996 for the Named Executives were as follows: Mr. Huai - $16,726, Mr. Levine - $9,661, Mr. Kaufman - $9,669, Ms. Granatowski - $7,200, and Mr. Doron - $3,600. 401(k) matching contributions for fiscal 1996 for the Named Executives were as follows: Mr. Huai - $2,441, Mr. Levine - $2,310, Mr. Kaufman - $2,310, Ms. Granatowski - $2,240, and Mr. Doron
          - $2,787. Reimbursement for split dollar life insurance premiums for fiscal 1996 were as follows: for Mr. Levine - $13,116 and for Mr. Doron - $1,974.



Stock Option Grants

                  The following table sets forth information concerning the grant of stock options made during the fiscal year ended June 30, 1996 to Ms. Granatowski, the only Named Executive receiving option grants during the fiscal year ended June 30, 1996:


                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Individual Grants(1)
                                        --------------------


                                                                                       Potential Realizable Value
                                                                                       at Assumed Annual Rate of
                                   Percent of                                          Stock Price Appreciation
                        Number of      Total                                           for Option Term(2)
                        Securities  Options/                                           ------------------------
                        Underlying      SARs
                        Options/  Granted to
                        SARs       Employees          Exercise or
                        Granted    in Fiscal          Base Price       Expiration
Name                        (#)       Year              ($/Sh)          Date              5%($)        10%($)
----                    ----------  --------          ----------  ----------------     ----------    --------

ReiJane Huai (3)        0                N/A                N/A               N/A      N/A
Elliot Levine           0                N/A                N/A               N/A      N/A                  N/A
Alan Kaufman            0                N/A                N/A               N/A      N/A                  N/A
Yuda Doron (4)          0                N/A                N/A               N/A      N/A                  N/A
Doris A. Granatowski    60,000          5.0%             $23.25      November 6, 2002  $568,200      $1,323,600
                        10,000          0.8%             $20.50      May 30, 2003      $83,500         $194,500



(1) The options in the table were granted on November 6, 1995 (in the case of the 60,000 options granted to Ms. Granatowski) and May 30, 1996 (in the case of the 10,000 options granted to Ms.





         Granatowski) under the Company's 1989 Incentive Stock Option Plan (the "Incentive Plan") and have exercise prices equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in 25% increments on the second and third anniversary dates of the grant date, and the remaining 50% becomes exercisable on the fourth anniversary date of the grant date.

(2) The potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (7 years) at the annual rate of 5% and 10%. The assumed annual rates of appreciation are computed in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). No assurance can be given that the annual rates of appreciation assumed for the purposes of the table will be achieved, and actual results may be lower or higher. The closing price of the Common Stock on the American Stock Exchange on June 28, 1996 was $19.25.

(3) During the current fiscal year, on September 17, 1996, the Company granted Mr. Huai 150,000 options under the Company's 1987 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") to purchase Common Stock at an exercise price of $20.25. Half of the options granted vest on the first anniversary of the grant and the remaining half vest on the second anniversary of the grant. The options expire on the seventh anniversary of the grant.

(4) During the current fiscal year, on September 17, 1996, the Company granted Mr. Doron 120,000 options under the Non-Qualified Plan to purchase Common Stock at an exercise price of $20.25. Half of the options granted vest on the first anniversary of the grant and the remaining half vest on the second anniversary of the grant. The options expire on the seventh anniversary of the grant.

Stock Option Exercises

         The following table sets forth information concerning the exercise of stock options during the fiscal year ended June 30, 1996 by each of the Named Executives and the value of unexercised options at the fiscal year-end:

                             AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION/SAR VALUES

                         Shares                             Number of Unexercised          Value of Unexercised
                         Acquired                               Option/SARs at          In-the-Money Option/SARs at
                          on             Value                     FY-End (#)                  FY-End ($) (1)
Name                    Exercise(#)   Realized($)          Exercisable  Unexercisable       Exercisable  Unexercisable
----                    -----------   -----------          -----------  -------------       ------------ ------------

ReiJane Huai              224,705      4,181,533            241,667      220,833              433,333   866,667
Elliot Levine             52,500         653,544            158,333      129,167              216,667   433,333
Alan Kaufman               -0-              -0-             158,333      129,167              216,667   433,333
Yuda Doron                 -0-              -0-             120,000      120,000              780,000   780,000
Doris A. Granatowski       -0-              -0-               -0-         95,000                -0-     165,625




(1) Based on the fair market value per share of the Common Stock at year end, minus the exercise or base price of "in-the-money" options. The closing price of the Common Stock on the American Stock Exchange on June 28, 1996 was $19.25.

Compensation of Directors

                  Directors of the Company who are not employees of the Company receive a directors' fee of $10,000 per annum, payable in installments of $2,500 per quarter, and a $1,000 fee for each Board meeting attended, plus expenses. Directors do not receive any fee for attending meetings of committees of the Board. The Company's 1992 Stock Option Plan for Outside Directors provides for automatic annual grants of options for 16,875 shares of Common Stock on each January 1 to directors who are not also employees of the Company. All options granted under the 1992 Stock Option Plan for Outside Directors are immediately exercisable, and the exercise price per share of each option will be equal to the fair market value of the shares of Common Stock on the date of grant.

                  Former Chairmen of the Company (including Mr. Huai, upon termination of his status as Chairman) are entitled to lifetime medical benefits from the Company.

Employment Agreements

                  The Company's employment agreements with the Named Executives are described in the footnotes to the Summary Compensation Table appearing above.


Change of Control Employment Agreements

          As of May 20, 1996, the Company has entered into individual Change of Control Employment Agreements (the "Agreements") with each of the Named Executives.1 Each Agreement provides for the continued employment of the Named Executive during the three-year period (the "Employment Period") upon the occurrence (the "Effective Date") of a Change of Control (as defined in the Agreements). During the Employment Period, the Company is obligated to pay to the Named Executive a monthly base salary equal to or greater than the highest monthly base salary paid to the Named Executive by the Company during the previous year, an annual bonus in cash at least equal to the highest aggregate bonus paid to the Named Executive in any of the three calendar years prior to the Effective Date (the "Highest Annual Bonus"), and incentive, savings, welfare benefit, fringe benefit and retirement plan participation at least equal to the most favorable which were in effect during the 120-day period prior to the Effective Date.

                  If a Named Executive's employment is terminated during the Employment Period or in connection with or in anticipation of a Change of Control by the Company for any reason other than death, disability or Cause (as defined in the Agreements), or if the
--------

1 The Company also entered into similar agreements with certain other officers of the Company. Those agreements generally have the same provisions as the Agreements described herein, but in some cases provide for smaller payments and fewer benefits upon a termination of employment following a Change of Control.

Named Executive terminates his employment for Good Reason (as defined in the Agreements) or voluntarily during the 30-day period beginning on the first anniversary of the Effective Date, the Company must pay to the Named Executive a lump sum severance payment equal to the sum of (a) the Named Executive's base salary through the date of termination, (b) a pro-rata bonus for the year of termination based upon the Highest Annual Bonus, (c) three times the sum of the Named Executive's base salary, Highest Annual Bonus and annual car allowance and
(d) unpaid deferred compensation and vacation pay. In addition, such Named Executive is entitled to payment in cash or stock equal to the spread on any then-unvested options (but not in excess of the fair market value of the options), to continued employee welfare benefits for three years after the date of termination, and to outplacement services. Finally, if any payment or distribution by the Company to the Named Executive is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, as amended (the "Code"), the Company will make an additional payment to the Named Executive in an amount such that after the payment of all income and excise taxes, the Named Executive will be in the same after-tax position as if no excise tax under Section 4999 of the Code had been imposed.

                  Benefits under the Agreements are in lieu of severance amounts payable under a Named Executive's employment agreement.




Compensation Committee Interlocks
and Insider Participation

                  During the fiscal year ended June 30, 1996, the Compensation Committee consisted of Ms. Wachtel and Mr. Rubien. During fiscal 1996, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity, any of whose officers served either on the Board or on the Compensation Committee of the Company.


                                           Compensation Committee
                                      Report on Executive Compensation

Introduction

                  The Compensation Committee of the Board (the "Committee") is composed of non-employee directors, and is responsible for determining and administering the Company's compensation policies for the remuneration of the Company's senior management. The Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective, and its recommendations regarding all members of senior management are subject to the approval of the full Board.

Philosophy

                  The Company's executive compensation program is designed to reward and retain highly qualified executives, and to encourage the achievement of business objectives and superior corporate performance. The program seeks to foster a performance-oriented environment, to enhance management's long-term focus on maximizing stockholder value through equity-based incentives, and to adjust the variable portion of an executive's compensation based upon corporate and individual performance. In determining an executive's compensation, consideration is given to the employee's total compensation package, overall corporate financial performance, and the employee's role in attaining such results.

Components of Executive Compensation

                  Historically, the Company's executive employees have received cash-based and equity-based compensation.

                  Cash-Based Compensation: Base salary represents the primary cash component of an executive employee's compensation, and is determined by evaluating the responsibilities associated with an employee's position at the Company and the employee's overall level of experience. In addition, the Committee, in its discretion, may award bonuses. However, the Committee and the Board believe that the Company's management and employees are best motivated through stock option awards rather than solely through cash incentives.

                  Equity-Based Compensation: Equity-based compensation principally has been in the form of stock options granted pursuant to the Incentive Plan and the Non- Qualified Plan. The Committee believes that stock options represent an important component of a well-balanced compensation program. Because stock option awards provide value only in the event of share price appreciation, stock options enhance management's focus on maximizing long-term stockholder value. Stock options serve to align the interests of executive officers closely with the stockholders because of the direct benefit executive officers receive from improved stock performance. Stock options provide a direct relationship between an executive's compensation and the stockholders' interests. Option awards to employees are based upon the evaluation of each employee's overall past and expected future contributions to the success of the Company.

Compensation of the Chief Executive Officer

          The philosophy and policies of the Compensation Committee generally applicable to the Company's senior management are also applicable to the Chief Executive Officer.

Section 162(m)

                  It is the Company's policy to seek to qualify compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code. This section of the Code prohibits the Company from deducting compensation to its Chief Executive Officer and its four other highest paid executive officers that is in excess of $1,000,000 per individual in any fiscal year, unless the compensation is "performance based." None of the Chief Executive Officer and the four other highest paid executive officers of the Company had cash compensation in excess of $1,000,000 for the fiscal year ended June 30, 1996.

                                 Bernard Rubien
                                Ginnette Wachtel

             Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (the "Ten Percent Stockholders"), to file reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the Commission. Executive officers, directors and the Ten Percent Stockholders are required to furnish the Company with copies of such reports. Based solely on its review of the copies of such Forms received by the Company, or written representations that no other reports were required, the Company believes that during the fiscal year ended June 30, 1996, the Company's executive officers, directors, and Ten Percent Stockholders complied with all applicable Section 16(a) filing requirements.



                       Comparative Stock Performance Graph

                  The following is a graph comparing the annual percentage change in the cumulative total shareholder return of the Company's common stock with the cumulative total returns of the S&P 500 Index and The Peer Group
Weighted Average Index for the Company's last five (5) fiscal years. The comparison assumes $100 was invested in the Common Stock, the S&P 500 Index and a peer group index at the close of business on June 28, 1991 (the Company's fiscal year end), and that all the dividends were reinvested. The Peer Group is comprised of the following companies: Banyan Systems, Inc., Computer Associates International, Inc., Informix Corp., Microsoft Corp., Novell, Inc., Oracle Systems Corp., Sterling Software, Inc. and Symantec Corp.




                           Comparison of Five-Year Cumulative Total Returns among
                         Cheyenne Software, Inc., S&P 500 Index and Peer Group Index

                                       6/28/91     6/30/92      6/30/93     6/30/94       6/30/95      6/28/96
                                       -------     -------      -------     -------       -------      -------

Cheyenne Software, Inc.                100.00         154.7     590.7        239.1        527.3          541.4

Peer Group Weighted                    100.00         167.6     231.2        258.5        433.1          573.0
  Average

S&P 500 Comp-Ltd                       100.00         113.4     128.9        130.7        164.8          207.6



Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

       As of October 8, 1996, to the knowledge of the Company, no person owned beneficially (as defined in Rule 13d-3 under the Exchange Act) more than 5% of the shares of the Company's outstanding Common Stock.

Security Ownership of Directors and Executive Officers

     The following table sets forth, as of October 8, 1996, for each of (i) each member of the Board, the Company's Chief Executive Officer and each of the next four most highly compensated executive officers of the Company and (ii) all directors and executive officers as a group, the number of shares and percentage of outstanding shares of Common Stock of the Company beneficially owned. Each person named in the table has sole investment power and sole voting power with respect to the shares of the Common Stock set forth opposite such person's name, except as otherwise indicated.




Name and Address of                                       Number of Shares                 Percentage of Common
Beneficial Owner                                       Beneficially Owned(1)(3)           Stock Outstanding(2)(3)
----------------                                       ------------------------           -----------------------

ReiJane Huai, Chairman of the Board,
  President and Chief Executive Officer                         506,484   (4)                         1.33%
Rino Bergonzi, Director                                          36,250   (5)                           *
Richard F. Kramer, Director                                     101,250   (6)                           *
Bernard Rubien, Director                                         50,625   (7)                           *
Ginette Wachtel, Director                                        67,500   (8)                           *
Yuda Doron, Executive Vice President                            180,500   (9)                           *
Doris A. Granatowski, Executive Vice President                    6,250  (10)                           *
Alan Kaufman, Executive Vice President
  and Secretary                                                 220,833  (11)                           *
Elliot Levine, Executive Vice President,
  Senior Financial Officer and Treasurer                        343,833  (12)                           *

All executive officers and directors as a group
 (11 persons)                                                 1,544,420  (13)                         4.08%


*  Less than 1%.

(1)      Includes   shares  of  Common  Stock   issuable   pursuant  to  options
         exercisable within sixty (60) days.

(2) Based upon (i) 37,711,424 shares of Common Stock outstanding (excluding 2,343,900 shares of treasury stock), plus, when appropriate (ii) the number of shares of Common Stock which may be acquired by the named person or by all persons included in the group pursuant to the exercise of options exercisable within sixty (60) days.

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

(4) Consists of 177,317 shares of Common Stock currently held by Mr. Huai, and 329,167 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Non-Qualified Plan.






(5) Consists of 2,500 shares of Common Stock owned by the wife of Rino Bergonzi and 33,750 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Company's 1992 Stock Option Plan for Outside Directors. Mr. Bergonzi disclaims beneficial ownership of the shares owned by his wife.

(6) Consists of 33,750 shares of Common Stock currently held by Mr. Kramer and 67,500 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Company's 1992 Stock Option Plan for Outside Directors.

(7) Consists of 50,625 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Company's 1992 Stock Option Plan for Outside Directors.

(8) Consists of 67,500 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Company's 1992 Stock Option Plan for Outside Directors.

(9) Consists of 500 shares of Common Stock owned by the wife of Mr. Doron, and 180,000 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Non-Qualified Plan. Mr. Doron disclaims beneficial ownership of the shares owned by his wife.

(10) Consists of 6,250 shares of Common Stock acquirable pursuant to the exercise of incentive stock options granted under the Incentive Plan.

(11) Consists of 220,833 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Non-Qualified Plan.

(12) Consists of 123,000 shares of Common Stock currently held by Mr. Levine, and 220,833 shares of Common Stock acquirable pursuant to the exercise of non-qualified stock options granted under the Non-Qualified Plan.

(13) Includes an aggregate of 353,212 shares of Common Stock currently held by certain executive officers and directors of the Company, and 1,191,208 shares of Common Stock acquirable pursuant to the exercise of options which are exercisable within sixty (60) days.


Item 13.  Certain Relationships and Related Transactions.

          None.

                                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CHEYENNE SOFTWARE, INC.


Dated:   October 21, 1996         By: /S/  Elliot Levine
                                       -------------------------
                                      Elliot Levine,Executive Vice President
                                      Senior Financial Officer and Treasurer
                                      (principal financial and accounting
                                       officer)