Form 10-Q
period 1996-09-30
CHEYENNE SOFTWARE INC
filed 1996-11-14
CIK 738830

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                                FORM 10-Q
                   __________________________________


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

                YES  X       NO

      The number of Shares of Registrant's Common Stock outstanding as of November 8, 1996 was 38,228,243 (excluding 2,343,900 shares of treasury stock).

                              INDEX

             CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets--
           September 30, 1996 and June 30, 1995                   3

         Consolidated Statements of Earnings--
           Three Months ended  September 30, 1996 and 1995        4

         Consolidated Statements of Cash Flows--
           Three Months Ended September 30, 1996 and 1995         5

         Notes to Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 7



PART II.  OTHER INFORMATION
---------------------------

Item 1-6 Other Information                                       13

Signature                                                        15


               CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                September 30, 1996  and June 30, 1996

                                             Sept. 30,    June 30,
                    Assets                     1996         1996
                    ------                   ---------    --------
                                            (Unaudited)
                                                (In thousands)
Current assets:
    Cash and cash equivalents                $ 28,487     $ 24,845
    Short term investments                     22,764       26,621
    Accounts receivable, less allowance
      for doubtful accounts of$2,240,000
        and $1,357,000, respectively           46,927       44,010
    Deferred income taxes                       2,686        2,901
    Prepaid income taxes                        4,395        3,664
    Prepaid expenses and other current assets   5,101        5,945
                                              -------      -------
            Total current assets              110,360      107,986

Long term investments                          26,653       33,557
Fixed assets, net                              28,898       29,024
Other assets                                   10,118        5,905
                                             --------     --------
            Total assets                     $176,029     $176,472
                                             ========     ========

             Liabilities and Shareholders' Equity
             ------------------------------------

Current liabilities:
    Accounts payable                         $ 11,722     $  9,455
    Accrued expenses                            7,236        5,101
    Income taxes payable                          277        1,041
    Current portion of obligations
      under capital leases                      2,186        2,186
    Current portion of deferred rent               78           58
    Other current liabilities                   3,000        3,323
                                               ------       ------
            Total current liabilities          24,499       21,164

Obligations under capital leases                1,486        2,028
Deferred income taxes                             556          469
Deferred rent                                   1,231        1,039
Other liabilities                               1,250        1,250
                                               ------       ------
            Total liabilities                  29,022       25,950
                                               ------       ------

Minority interest in subsidiary                  ---          ---

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000
      shares authorized; none issued             ---          ---
    Common stock, par value $.01 per share;
      75,000,000 shares authorized; 40,054,299
        and 40,033,589 shares issued and
        outstanding                               401          400
    Additional paid-in capital                 61,388       60,994
    Retained earnings                         121,911      120,274
    Foreign currency translation adjustment      (670)        (626)
    Net unrealized gain (loss) on investments      14          (62)
    Treasury Stock, at cost; 2,343,900 and
      2,035,000 shares                        (36,037)     (30,458)

                                              -------      -------
         Total shareholders' equity           147,007      150,522
                                              -------      -------
Total liabilities and shareholders' equity   $176,029     $176,472
                                             ========     ========

See accompanying notes to consolidated financial statements.



              CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings
           Three Months Ended September 30, 1996 and 1995
                          (Unaudited)


                                           Three Months Ended
                                              September 30,
                                              1996     1995
                                              ----     ----
                                   (In thousands, except per share data)
Revenues                                     $ 52,246  $ 38,464
Cost of sales                                   9,732     6,693
                                             --------  --------
Gross profit                                   42,514    31,771
                                             --------  --------
Operating expenses:
    Research and development                    7,476     5,166
    Selling and marketing                      16,623    11,126
    General and administrative                  5,441     3,277
    Charge for purchased research and
      development                              11,061     1,636
                                             --------  --------
        Total operating expenses               40,601    21,205
                                             --------  --------

Operating income                                1,913    10,566

Non-operating income expense:
    Interest income and other                     553       726
    Other losses                                  (59)      ---
                                             --------  --------
Income before income taxes                      2,407    11,292

Provision for income taxes                        770     3,896
                                             --------  --------
Net income                                   $  1,637  $  7,396
                                             ========  ========

Net income per share                         $   0.04  $   0.19
                                             ========  ========

Weighted average number of common shares and
  equivalents outstanding                      38,679    38,829
                                             ========  ========

See accompanying notes to financial statements.



                CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
             Three Months Ended September 30, 1996 and 1995
                             (Unaudited)


                                           Three Months Ended
                                              September 30,
                                              1996     1995
                                              ----     ----
                                              (In Thousands)
Cash flows from operating activities:
    Net Income                               $ 1,637   $ 7,396
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Tax benefit from exercise of stock
         options                                  87     1,422
       Depreciation and amortization           3,433     1,323
       Deferred Rent                             213       ---
       Charge for purchased research
         and development                      11,061     1,636
       Stock Option Expense                      119       ---

        Changes in operating assets and
         liabilities, net of effects from
          acquisitions:
          Increase in accounts receivable     (2,917)   (1,584)
          Decrease in prepaid expenses and
           other current assets                  844       324
          Increase in other assets            (1,189)     (705)
          Increase in accounts payable,
           accrued expenses and income
            taxes payable                        636     1,515
          Deferred income taxes                  301        26
                                              ------    ------
  Net cash provided by operating activities   14,225	  11,353
                                              ------    ------
Cash flows from investing activities:
    Purchases of fixed assets                 (2,054)   (3,809)
    Purchases of short term investments      (13,683)  (25,244)
    Purchases of long term investments        (1,500)     (654)
    Proceeds from redemptions and maturities
     of short term investments                20,241    11,064
    Proceeds from redemptions and maturities
     of long term investments                  5,785        16
    Cash paid for acquisitions               (13,396)     (718)
    Purchase of minority interest                ---      (236)
                                              ------    ------
  Net cash used in investing activities       (4,607)  (19,581)
                                              ------    ------
Cash flows from financing activities:
    Proceeds from exercise of stock options      188     1,120
    Principal payments under capital lease
     obligations                                (542)     (132)
    Purchase of treasury stock                (5,579)      ---
                                              ------    ------
  Net cash (used in) provided by financing
    activities                                (5,933)      988

Effect of exchange rate changes on cash	       (43)	    (520)
                                              ------    ------
    Increase (decrease) in cash and cash
     equivalents                               3,642    (7,760)

Cash and cash equivalents at beginning
  of year                                     24,845    15,592
                                              ------    ------
Cash and cash equivalents at end of period  $ 28,487  $  7,832

See accompanying notes to consolidated financial statements.


             CHEYENNE SOFTWARE, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                       September 30, 1995

(1) Business and Basis of Presentation
    ----------------------------------

    Business
    --------
    Cheyenne Software, Inc. and its subsidiaries ("Cheyenne" or the "Company") are engaged in the development, sale and support of software products for use in desktop and networked personal computer environments, including Local Area Network ("LAN") and Wide Area Network ("WAN") applications.


    Basis of Presentation
    ---------------------
    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments or accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto and other information included in Cheyenne's annual report on Form 10-K for the year ended June 30, 1996.

(2) Acquisition of Intelligence Quotient International, Ltd.
    --------------------------------------------------------
    On July 3, 1996, Cheyenne acquired all the outstanding common stock of Intelligence Quotient International, Ltd. ("IQ"), a developer of open file management and partial backup technologies for NetWare and Windows NT platforms located in the U.K., for approximately $10,982,000 in cash, the assumption of approximately $136,000 of net liabilities plus approximately $900,000 of related transaction costs. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to certain assets purchased and liabilities assumed, including approximately $2,444,000 for capitalized software. The excess of the purchase price over the fair value of the net assets acquired of approximately $1,332,000 has been allocated to goodwill, which will be amortized on a straight-line basis over three years. In addition, approximately $8,241,000 has been recorded as an expense for purchased research and development. The operating results of IQ have been included in the consolidated statement of earnings from the date of acquisition. The revenues and earnings of IQ for the periods prior to the acquisition are insignificant compared to those of Cheyenne.


(3) Acquisition of Mediatrends, Inc.
    --------------------------------
    On July 5, 1996, Cheyenne acquired certain assets of Mediatrends, Inc. ("Mediatrends"), a developer of standards-based computer telephony software technology, for approximately $1,665,000 in cash plus $407,500 of related transaction costs. The acquisition has been accounted for using the purchase method of accounting and the operations of Mediatrends are included in the consolidated statement of earnings from the date of acquisition. In connection with the acqisition, Cheyenne recorded an expense for purchased research and development of approximately $2,023,000. The revenues and earnings of Mediatrends for the periods prior to the acquisition were insignificant compared to those of Cheyenne.

(4) Acquisition of Moniker, Inc.
    ----------------------------
    On August 9, 1996, Cheyenne acquired certain assets of Moniker, Inc. ("Moniker"), a developer of software solutions for CD technology, for $750,000 in cash plus $75,000 of related transaction costs. The acquisition has been accounted for using the purchase method of accounting and the operations of Moniker are included in the consolidated statement of earning from the date of acquisition. In connection with the acquisition, Cheyenne recorded an expense for purchased research and development of approximately $798,000. The revenues and earnings of Moniker for the periods prior to the acquisition are insignificant compared to those of Cheyenne.

(5) Stock Repurchase
    ----------------
    On July 19, 1996, Cheyenne announced that the Board of Directors had reauthorized the purchase of up to 2,000,000 shares of its common stock over the next 12 months. During Q197, the Company purchased 308,900 shares of its common stock for approximately $5,600,000, at prices ranging from $16.62 to $19.00 per share.

(6) Subsequent Events
    -----------------
    On October 7, 1996, Cheyenne and Computer Associates International, Inc. ("CA") signed an Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of CA would acquire all of the outstanding stock of Cheyenne at $30.50 per share through a cash tender offer followed by a cash merger. On November 11, 1996, CA and Cheyenne jointly announced that the offer had expired and that CA has acquired more than 98% of the outstanding stock of Cheyenne. It is anticipated that CA's subsidiary will be merged into Cheyenne on November 30, 1996,at which time Cheyenne will become a wholly owned subsidiary of CA.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Quarter ended September 30, 1996 compared to Quarter ended September 30,
1995.

Results of Operations
---------------------

The following Tables 1 and 2 include a summary of each item from the consolidated statements of earnings as a percentage of revenues. Please refer to these tables while reading the following discussion.


                                  TABLE 1
                                  -------
                                    Comparison FQ197 vs. FQ196
                                    --------------------------
                                                (Unaudited)
                                       FQ197              FQ196
                                 Amount    Ratio       Amount   Ratio
                                 ------    -----       ------   -----
                                 (in thousands except per share data)
Revenues                         $ 52,246  100.0%      $ 38,464 100.0%
Cost of sales                       9,732   18.6%         6,693  17.4
                                 --------  -----       -------- -----
Gross profit                       42,514   81.4         31,771  82.6
                                 --------  -----       -------- -----
Operating expenses:
   Research and development         7,476   14.3          5,166  13.4
   Selling and marketing           16,623   31.8         11,126  28.9
   General and administrative       5,441   10.4          3,277   8.5
   Charge for purchased research
    and development                11,061   21.2          1,636   4.3
                                 --------  -----       -------- -----
       Total operating expenses    40,601   77.7         21,205  55.1
                                 --------  -----       -------- -----
Operating income                    1,913    3.7%        10,566  27.5%
                                 --------  =====       -------- =====
Non-operating income (expenses):
   Interest income and other          553                   726
   Other losses                       (59)                  ---
                                 --------              --------
Income before income taxes          2,407                11,292

Provision for income taxes            770                 3,896
                                 --------              --------
Net income                       $  1,637              $  7,396
                                 ========              ========

Net income per share             $   0.04              $   0.19
                                 ========              ========

Weighted average number of common
 shares and equivalents
  outstanding                      38,679                38,829
                                 ========              ========


Revenues
--------
    Cheyenne's revenues increased 35.8% in FQ197 versus FQ196 to
$52,246,000 from $38,464,000.   The increase is attributable to the
expanding market for LAN products, Cheyenne's broadening product line, increasing network data storage requirements, more effective sales and marketing programs, and a substantial increase in sales in North America.

    As in previous fiscal quarters, substantially all of Cheyenne's revenues from distribution in North America are from sales to three large distributors, the largest of which (Ingram Micro) accounted for 38.2% of North America distribution sales and 18% of total sales in FQ197. Except for United States and Germany, no one country accounted for more than 10% of the Company's total sales during FQ197.

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

    A breakdown of sales is shown in Table 2.


                            TABLE 2

                   SOFTWARE SALES BREAKDOWN
                        (in thousands)

                         FQ197        %          FQ196        %
                         -----        -          -----        -
Distribution:
   North America         $ 18,408   35.2%        $ 12,285    32.0%
   Europe                  14,269   27.3           12,241    31.8
   Japan                    3,924	 7.5            2,550     6.6
   Rest of World	          3,631    7.0            2,121     5.5
                         --------   ----         --------    ----
Total Distribution:        40,232   77.0           29,197    75.9

OEM                         7,070   13.5            5,532    14.4
Major Accounts              3,114    6.0            1,296     3.3
Direct and Other(U.S.)      1,830    3.5            2,439     6.4
                         --------   ----         --------    ----
Total                    $ 52,246  100.0%        $ 38,464   100.0%
                         ========   ====         ========    ====


     Total distribution sales increased 37.8% in FQ197 versus FQ196, North America Distribution sales increased 49.8%, European Distribution sales increased 16.6%, Japan distribution sales increased 53.9%, and OEM sales increased 27.8% (certain prior year information has been reclassified to conform with the fiscal 1997 presentation format). Sequentially (FQ197 versus FQ496), total distribution sales decreased 6.1%, whereas Japan distribution sales increased 30.7% and OEM sales increased 32.3%.

     The Company achieved significant sales growth in the first quarter in its North America direct sales to major accounts. Revenues in this category grew approximately 140.2% in FQ197 versus the comparative quarter last year.

     In connection with the end of the quarter buying pattern discussed below, certain distributors may purchase large amounts to obtain rebates and incentives offered by the Company at the end of a fiscal quarter. The level of inventory held by distributors is subject to the strategies and performance goals of each distributor which change from time to time. As a result, quarterly fluctuations in revenue could occur.

Please refer to Table 1

Gross Profit
------------
     The gross profit margin was 81.4% for FQ197 and 82.6% for FQ196. The technical support portion of Cost of Sales decreased by 1.7% of sales and the direct cost of production and other items increased by about 2.2% of sales. Cheyenne has seen a decrease in gross margins over the last 2 fiscal years due to increases in the percentages of sales from lower priced products, which have higher costs as a percentage of the sales price, and increases in the cost of providing technical support.

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

Research & Development Expenses ("R&D")
---------------------------------------
R&D expenses increased 44.7% versus FQ196. R&D as a percentage of sales increased to 14.3% versus 13.4% in last year's comparable quarter. The increase was due to the Company's significantly broader product line that must further be developed and supported by Cheyenne's engineering and technical personnel.

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

Selling and Marketing Expenses
------------------------------
Selling and Marketing expenses increased 49.4% in FQ197 versus FQ196. Selling and Marketing expenses increased to 31.8% of sales in FQ197 versus 28.9% last year. The dollar increase was mainly due to the hiring of additional sales and marketing personnel, and the continuation of Cheyennes efforts to build a sales, marketing and support infrastructure in non-Japan Asia and South America.

General and Administrative Expenses ("G&A")
-------------------------------------------
G&A expenses increased 66.0% in FQ197 versus FQ196 and increased only
1.6% from FQ496.   The increase from prior year is primarily due to
the reclassification of certain expenses related to MIS from R&D to G&A. Prior periods have not been adjusted due its immateriality. In addition, G&A expenses related to the Company s European and Asian offices have increased 90.8% in FQ197 versus FQ196 due to the growth in our business in those territories.

Total Operating Expenses
------------------------
As a result of the above items, total operating expenses increased to $40,601,000, or a 91.5% increase over last year's comparable quarter. Excluding the charges for Purchased Research and Development total operating expenses increased 51.0% versus last year's comparable quarter. Operating expenses have also generally increased due to the Company's acquisitions, and due to the cost of the assimilation of the sometimes geographically diverse operations and personnel of the
acquired companies.   Since the Company's recent acquisitions have not
yet generated significant revenue, operating margins therefore have been negatively affected.

Operating Income
----------------
Operating income, excluding the charges for Purchased Research and Development in FQ197 and FQ196, changed from $12,974,000, or 24.8% of sales, in FQ197 from $12,202,000, or 31.7% of sales, in FQ196. The Company continues to invest in its business and build the infrastructure to support its global customer base and to improve its long term competitive position. These increased costs have affected and may continue to affect margins.

Non-operating Income
--------------------
Non-operating income decreased from $726,000 in FQ196 to $494,000 in FQ197. Interest income decreased from $694,000 in FQ196 to $611,000 in FQ197 due to a reduction in investments related to the Company's purchase of its common stock and acquisitions.

Provisions for Income Taxes
---------------------------
The effective income tax rate on pretax earnings was 32.0% in FQ197. In FQ296, Cheyenne realigned its operations to obtain efficiencies and to improve cash flow. The realignment resulted in an approximate 2.5% decrease in Cheyenne's effective tax rate from FQ196. The Company obtains tax benefits from its Foreign Sales Corporation and tax-exempt investment income. Generally, higher foreign income taxes compared to prior periods offset some of the benefits described above.

Per Share Data
--------------
The net income per share was 4 cents versus 19 cents for the comparable quarter last year. Excluding one-time adjustments related to charges for Purchased Research and Development, net income per share was 24 cents versus 22 cents for the comparable quarter last year.

Liquidity and Capital Resources
-------------------------------
The Company had no debt and $77,904,000 in cash, cash equivalents and investments as of September 30, 1996. Cash, cash equivalents and investments decreased $7,119,000 in FQ197 from FQ496 primarily due to the purchase of the Company's common stock and certain acquisitions. Accounts receivable collections are about 83.1 days, versus 78.7 days for the same period last year (calculated based on accounts receivable balances at the end of each period). Net accounts receivable increased

51.3% versus September 30, 1996 on a sales increase of 35.8%. One distributor in FQ197 accounted for 18% of the Company's revenues and as of September 30, 1996 accounted for 20.8% of outstanding net trade accounts receivable. The loss of this customer, or any of the other major distributors of Cheyenne's products or their failure to pay for products purchased, could have a material adverse effect on Cheyenne's operating results.

Capital expenditures for the three months ended September 30, 1996 were $2,054,000 versus $3,809,000 in last year's comparable period. Further investments in computers, test equipment and facilities are planned based upon continued growth in the number of employees to support Cheyenne's growing business.

Management believes Cheyenne's current cash, cash equivalents and investment positions coupled with anticipated cash flow from operations, will be adequate to meet its anticipated cash requirements for planned capital expenditures and operations for the next twelve months.

Cautionary Statements - Additional Important Factors to be Considered
---------------------------------------------------------------------
     Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items set forth in the MD&A are forward looking statements that involve uncertainties and risks some of which are discussed below, including under the caption "Cautionary Statements - Additional Important Factors to be Considered."

     End of Quarter Sales. Historically, a high portion of Cheyenne's sales have been completed in the last few weeks of each fiscal quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Cheyenne's competitors also frequently offer end of the quarter purchase incentives, which Cheyenne cannot control and which could affect purchases of Cheyenne products. If Cheyenne determines not to negotiate more favorable terms at the end of any fiscal quarter, as it has previously done, or expected sales do not occur, revenues could be adversely affected. Consistent with its history, Cheyenne received and fulfilled a significant portion of its FQ197 sales in the last weeks of FQ197 and offered certain of its distributors and other customers incentives to make purchases at the end of FQ197. If these customers do not sell through such products at sufficient levels, reorders and sales in subsequent quarters could be adversely affected.

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

     Cheyenne's Common Stock. There is no assurance that Cheyenne will continue to satisfy the listing requirements of the American Stock Exchange or that there will be a viable market for Cheyenne common stock after November 8, 1996.

     Volatility of Future Results. There are a number of factors and risks, some beyond Cheyenne's control, which will also affect future operating results, and increase the volatility of Cheyenne's common stock, including, without limitation: the ability of Cheyenne to timely develop, introduce and market new products and upgrades which contain the functionality expected by customers; the success of the Company's sales and marketing programs; technological shifts and changes in the storage management market and the other markets of the Company; the mix of sales among Cheyenne's various channels, which compete against each other and result in different gross margins to the Company; deferral or cancellation of orders in anticipation of new products or upgrades; personnel changes; general economic factors in the worldwide markets where Cheyenne products are sold; receipt and fulfillment of expected orders; the size and timing of significant orders; the level and timing of returns and exchanges; changes in general business conditions and seasonality; the growth in computer networking; market volatility related to the competition between Novell, Microsoft and other network operating system vendors and other factors; the ability of Cheyenne to expand successfully into the Windows NT, Unix, Desktop, GroupWare, Internet and Firewall markets; the ability of Cheyenne to expand successfully into new geographic regions; the maintenance and expansion of strategic partnerships; the effectiveness of price and other competition faced by Cheyenne which has increased over recent periods; the market acceptance of new products and the timing of such acceptance; the successful establishment of fee-based technical support; changes in distributors' and other customers' buying patterns; changes in the Company's and the industry's sales practices; one-time events and other factors which may disrupt the Company's business.

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

     The defendants deny any and all liability and intend to vigorously defend against the claims. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized by the Company.

 2)  Rand v. Oxenhorn, et al.
     Delaware Chancery Court (New Castle County) No. 13583

     On or about June 27, 1994, a shareholder derivative Complaint, entitled Rand v. Oxenhorn, et al., was filed in the Court of Chancery
for the State of Delaware in and for New Castle County.   An Amended
Complaint was filed on or about October 14, 1994. The lawsuit, purportedly filed derivatively on behalf of the Company, names as defendant six of its present or former officers and directors. The Complaint's factual allegations are similar to those of In re Cheyenne Software, Inc. Securities Litigation described above. However, instead of securities fraud claims, the action alleges that the defendants breached their fiduciary obligations to the Company. The suit seeks a variety of compensatory damages as well as attorneys' fees.

     On February 16, 1995, defendants moved to dismiss the Amended Complaint on grounds that (1) the plaintiff failed to comply with the pleading and demand requirements of a derivative action and (2) the pleadings failed to state a claim upon which relief may be granted. On November 4, 1996, defendants filed their opening brief in support of their motion to dismiss.

     The Delaware General Corporation Law requires that, to maintain a derivative action on behalf of a company, the stockholder must be and remain a stockholder throughout the course of the litigation. Upon consummation of the Merger, plaintiff (and other stockholders of the Company other than Computer Associates) will cease to be a stockholder of the Company, and therefore will lack standing to pursue the action. Defendants therefore intend to make a motion to dismiss this suit promptly following consummation of the Merger.

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

4)    Beier v. Cheyenne Software, Inc., et al.
      Master File No. 95 Civ. 2275 (DRH)

      On or about September 26, 1995, a Complaint was filed in the United States District Court for the Eastern District of New York against the Company and one of its officers alleging fraudulent and negligent misrepresentation. The plaintiff alleges that misrepresentations were made to him by one of the Company s officers in connection with the plaintiffs investment decision in Cheyenne's common stock in June, 1994. The Company s motion to consolidate this action with In Re Cheyenne Software, Inc. Securities Litigation described above was recently denied. On January 26, 1996, the Company served a Motion to Dismiss all of the claims alleged in the Complaint. On September 6, 1996, the Complaint was dismissed in its entirety, with leave to amend.

The plaintiff has not timely filed an amended complaint and has advised the Company that it will not seek an extension of time to do so.

5)    Certain Other Purported Class Action Lawsuits

      The Company and members of the Company s Board of Directors have been named in (five) purported class action lawsuits filed in April 1996 in the Delaware Court of Chancery that allege that the Company's Board of Directors breached their fiduciary duties by rejecting a request of McAfee Associates, Inc. ("McAfee") to negotiate a merger of the Company and McAfee. On October 18, 1996, one of the purported class action lawsuits was amended to allege that the Company s directors breached their fiduciary duties by agreeing to the proposed transaction with CA. On November 7, 1996, the Delaware Chancery Court denied a motion by such plaintiffs to preliminary enjoin consummation of the offer by CA. In the view of the Company's management, these lawsuits are without merit and, based upon the information available at this time, the outcome of these lawsuits is not expected to have a material adverse effect on the results of operations and financial condition of the Company.

      Adverse decisions or settlements may occur in one or more of the above actions. While the final resolution of these actions, individually or in the aggregate, are not expected to have a material adverse effect on the financial position of the Company, it is possible that the Company s future results of operations or cash flows could be materially adversely affected in future periods.

Item 2.   Changes in Securities

           Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits:

           None

          (b) Reports on Form 8-K:

           None



SIGNATURE
---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CHEYENNE SOFTWARE, INC.


Date:  November 14, 1996        By:   /s/  Peter Schwartz
                                -------------------------
                                Peter Schwartz
                                Vice President and Treasurer
                                (Principal Financial Officer)